Form 10-Q
period 2021-03-31
TCV Acquisition Corp.
filed 2021-05-27
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40327

TCV ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98- 1580306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Middlefield Road Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)
(659) 614-8200
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares	TCVA	The Nasdaq Capital Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 27, 2021, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TCV Acquisition Corp.
CONDENSED BALANCE SHEET
March 31, 2021
(Unaudited)

Assets
Deferred Offering Costs	$771,376
Total Assets	$771,376

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,125
Accrued expenses	626,298
Note payable - related party	109,140
Total Liabilities	751,563

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding (1)	1,000
Additional paid-in capital	24,000
Accumulated deficit	(5,187)
Total Shareholders' Equity	19,813
Total Liabilities and Shareholders' Equity	$771,376

(1) Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters' over-allotment option was exercised (See Note 5)

The accompanying notes are an integral part of these financial statements.

TCV Acquisition Corp.
CONDENSED STATEMENT OF OPERATIONS
For The Period From January 27, 2021 (inception) through March 31, 2021
(Unaudited)

General and administrative expenses	$5,187
Net loss	$(5,187)

Weighted average shares outstanding, basic and diluted	8,750,000

Basic and diluted net loss per share(1)	$(0.00)

(1) Excludes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters' over-allotment option was exercised

The accompanying notes are an integral part of these financial statements.

TCV Acquisition Corp.
CONDENSED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY
For The Period From January 27, 2021 (inception) through March 31, 2021
(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in Capital	Accumulated Deficit	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance - January 27, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	10,000,000	1,000	24,000	-	25,000
Net loss	-	-	-	-	-	(5,187)	(5,187)
Balance - March 31, 2021 (unaudited)	-	$-	10,000,000	$1,000	$24,000	$(5,187)	$19,813

(1) Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters' over-allotment option was exercised (See Note 5)

The accompanying notes are an integral part of these financial statements.

TCV Acquisition Corp.
CONDENSED STATEMENT OF CASH FLOWS
For The Period From January 27, 2021 (inception) through March 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through issuance of Class B ordinary shares	5,187
Net cash used in operating activities:	-

Cash Flows from Financing Activities:
Proceeds from note payable - related party	109,140
Payment of deferred offering costs	(109,140)
Net cash used in financing activities:	-

Net change in cash	-

Cash - beginning of the period	-
Cash - ending of the period	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$642,423
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$19,813

The accompanying notes are an integral part of these financial statements.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

TCV Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from January 27, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 23, 2021, the former sponsor (“Former Sponsor”), TCV Acquisition Holdings, a Cayman Islands limited liability, transferred its interests in and obligations with respect to the Company to TCV Acquisition Holdings, L.P., an exempted limited partnership organized under the laws of the Cayman Islands (“Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 13, 2021. On April 16, 2021, the Company consummated its Initial Public Offering of 40,000,000 Class A ordinary shares (the “Public Shares”), including the 5,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $23.0 million, of which $14.0 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 1,100,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $11.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”)  having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval in connection with a Business Combination, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 16, 2023 (or 27 months from the closing of the Initial Public Offering, or July 16, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going concern and management’s plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the condensed financial statements. On April 16, 2021, the Company consummated its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financials are issued and therefore substantial doubt has been alleviated.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on April 15, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on April 19, 2021 and April 22, 2021. The interim results for the period from January 27, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Stock Based Compensation

Stock-based compensation expense associated with the Company’s equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Deferred offering costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal fees incurred through the balance sheet date that are directly related to the Initial Public Offering. These deferred costs were charged against shareholders’ equity upon consummation of the Initial Public Offering.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares at March 31, 2021 were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the period from January 27, 2021 (inception), through March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On April 16, 2021, the Company consummated its Initial Public Offering of 40,000,000 Public Shares, including the 5,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $23.0 million, of which $14.0 million was for deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on April 16, 2021, the Company consummated the Private Placement of 1,100,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $11.0 million.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares was not exercised in full by the underwriters, so that the Founder Shares would represent approximately 21.8% of the Company’s issued and outstanding shares after the Initial Public Offering.  The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On January 29, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of March 31, 2021, the Company borrowed $109,140 under the Note. The Company repaid the Note balance in full on April 20, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Shares, and shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 5,000,000 additional shares at the Initial Public Offering price less the underwriting discounts and commissions.  The underwriters fully exercised the over-allotment option on April 16, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per share, or $8.0 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $14.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were no Class A ordinary shares issued or outstanding

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders, including the Private Placement Shares, would collectively own 21.8% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 21.8% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement shares issued to the Sponsor, its affiliates or any member of our management team, including upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the Initial Public Offering, as described in these condensed financial statements, the Company did not identify any subsequent events, that require adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TCV Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TCV Acquisition Holdings, L.P., as the holder of the founder shares, and TCV Acquisition Holdings 2, L.P., as the holder of the Private Placement shares, as applicable. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 27, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for and completing a Business Combination.

For the period from January 27, 2021 (inception) through March 31, 2021, we had a net loss of $5,187, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had no cash.  Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this quarterly report, on April 16, 2021, we consummated our Initial Public Offering of 40,000,000 shares, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per share, generating gross proceeds of $400,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 1,100,000 private placement shares to our Sponsor at a price of $10.00 per private placement share, generating gross proceeds of $11,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private placement shares, a total of $400,000,000 was placed in the Trust Account, and we had $2,127,986 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $23,039,659 in transaction costs, including $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $1,039,659 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per share, or $14,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Pursuant to a registration and shareholder rights agreement, the holders of the Class B ordinary shares, private placement shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus from our Initial Public Offering filed with the SEC on April 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2021, we consummated our Initial Public Offering of 40,000,000 shares, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per share, generating gross proceeds of $400,000,000. Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333- 254505). The SEC declared the registration statement effective on April 13, 2021.

Simultaneously with the consummation of the Initial Public Offering we consummated a private placement of 1,100,000 private placement shares to our sponsor at a price of $10.00 per share, generating total proceeds of $11,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement shares, which were purchased by TCV Acquisition Holdings 2, L.P., are substantially similar to the Shares, except that if held by TCV Acquisition Holdings 2, L.P. or its permitted transferees they will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the full exercise of the option to purchase additional shares and the private placement shares, $400,000,000 was placed in the Trust Account.

We paid a total of $8,000,000 in underwriting discounts and commissions and $1,039,659 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on March 19, 2021 (File No. 333-254505))

10.1	Private Placement Shares Purchase Agreement between the Company and TCV Acquisition Holdings 2, L.P (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders (1)

10.4	Letter Agreement between the Company, TCV Acquisition Holdings, L.P., TCV Acquisition Holdings 2, L.P. and each of the officers and directors of the Company (1)

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (1)

10.6
Promissory Note, dated as of January 29 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1, filed on March 19, 2021 (File No. 333-254505))

10.7
Promissory Note Assignment Agreement, dated February 23, 2021, between the Former Sponsor and the Sponsor. (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1, filed on March 19, 2021 (File No. 333-254505))

31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 19, 2021 (File No. 001-40327) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCV ACQUISITION CORP.

Date: May 27, 2021		/s/ Jon Reynolds Jr.
	Name:	Jon Reynolds Jr.
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: May 27, 2021		/s/ Christopher Marshall
	Name:	Christopher Marshall
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: May 27, 2021		/s/ Erez Elisha
	Name:	Erez Elisha
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)