Form 10-Q
period 2021-06-30
TCV Acquisition Corp.
filed 2021-08-17
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40327

TCV ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1580306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Middlefield Road Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)
(650) 614-8200
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares	TCVA	The Nasdaq Capital Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TCV ACQUISITION CORP.
CONDENSED BALANCE SHEET
June 30, 2021
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,000,131
Prepaid expenses	920,100
Total current assets	1,920,231
Cash and marketable securities held in Trust Account	400,009,070
Total Assets	$401,929,301

Liabilities, Ordinary Shares Subject to Redemption, and Shareholders’ Equity
Current liabilities:
Accounts payable	$380
Accrued professional fees	42,233
Accrued offering costs	209,719
Total current liabilities	252,332
Deferred underwriting commissions	14,000,000
Total liabilities	14,252,332

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares subject to possible redemption (redemption value, $10.00 per share)	379,232,787

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	8,683,890
Accumulated deficit	(240,818)
Total shareholders’ equity	8,444,182
Total Liabilities, Shares Subject to Redemption, and Shareholders’ Equity	$401,929,301

The accompanying notes are an integral part of the condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months Ended June 30, 2021	Inception-to-Date June 30, 2021
General and administrative expenses	$244,726	$249,913
Loss from operations	(244,726)	(249,913)
Other income:
Dividend and interest income	9,095	9,095
Net loss	$(235,631)	$(240,818)

Weighted average shares outstanding of Class A common stock subject to possible redemption	33,406,593	19,612,903

Basic and dilued net loss per share, Class A subject to possible redemption (Note 2)	$(0.01)	$(0.01)

Weighted average shares outstanding of Class A common stock	918,681	539,355

Basic and diluted net loss per share, Class A (Note 2)	$(0.01)	$(0.01)

Weighted average shares outstanding of Class B common stock	9,793,956	9,362,903

Basic and diluted net loss per share, Class B (Note 2)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
For the period from January 27, 2021 (inception) through June 30, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 27, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net loss	-	-	-	-	-	-	-	(5,187)	(5,187)
Balance - March 31, 2021	-	-	-	-	10,000,000	$1,000	24,000	$(5,187)	$19,813
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	40,000,000	376,892,787	1,100,000	110	-	-	10,999,890	-	11,000,000
Accretion of Class A ordinary shares to redemption value	-	2,340,000	-	-	-	-	(2,340,000)	-	(2,340,000)
Net loss	-	-	-	-	-	-	-	(235,631)	(235,631)
Balance - June 30, 2021	40,000,000	$379,232,787	1,100,000	$110	10,000,000	$1,000	$8,683,890	$(240,818)	$8,444,182

The accompanying notes are an integral part of the condensed financial statements.

 TCV ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the period from January 27, 2021 (inception) through June 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(240,818)
Interest earned in Trust Account	(9,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(920,100)
Accounts payable	380
Accrued professional fees	42,233
Net cash used in operating activities:	(1,127,375)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable - related party	109,140
Payment of note payable - related party	(109,140)
Proceeds from initial public offering	411,000,000
Payment of offering costs	(8,897,494)
Proceeds from issuance of Class B shares	25,000
Net cash provided by financing activities	402,127,506

Net change in cash	$1,000,131

Cash - beginning of the period	-
Cash - ending of the period	$1,000,131

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$209,719
Deferred underwriting commissions	$14,000,000

The accompanying notes are an integral part of the condensed financial statements.

TCV ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

All activity for the period from January 27, 2021 (inception) through June 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination.  The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 23, 2021, the former sponsor (“Former Sponsor”), TCV Acquisition Holdings, a Cayman Islands limited liability, transferred its interests in and obligations with respect to the Company to TCV Acquisition Holdings, L.P., an exempted limited partnership organized under the laws of the Cayman Islands (“Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 13, 2021. On April 16, 2021, the Company consummated its Initial Public Offering of 40,000,000 Class A ordinary shares (the “Public Shares”), including the 5,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $23.1 million, of which $14.0 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 1,100,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement  Share to TCV Acquisition Holdings 2, L.P., an exempted limited partnership organized under the laws of the Cayman Islands (“Sponsor 2”, collectively with Sponsor, the “Sponsors”), generating gross proceeds of $11.0 million (see Note 4).

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval in connection with a Business Combination, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Private Placement Shares in connection with the completion of a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association  provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the condensed financial statements. On April 16, 2021, the Company consummated its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statments included in the final prospectus for its Initial Public Offering as filed with the SEC on April 15, 2021. The interim results for the three-months ended June 30, 2021 and the period from January 27, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and treasury notes in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash equivalents in short-term investments as of June 30, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, approximates the carrying amounts represented in the balance sheet due to the short term nature of these amounts.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in treasury trust shares.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. As of June 30, 2021, accretion for the period of $2.3 million was included in Class A ordinary shares subject to possible redemption on the Condensed Balance Sheet.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

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

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to approximately $23.1 million were charged to temporary equity upon the completion of our initial public offering.

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three-months ended June 30, 2021 and the period from January 27, 2021 (inception) through June 30, 2021 were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters on April 16, 2021 (see Note 5). The Company’s statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per ordinary share is as follows:

Three-months Ended June 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$(178,418)	$(4,906)	$(52,307)
Net income/(loss) to ordinary shares	$(178,418)	$(4,906)	$(52,307)

Weighted average shares outstanding, basic and diluted	33,406,593	918,681	9,793,956

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

Inception-to-Date June 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$(160,024)	$(4,401)	$(76,393)
Net income/(loss) to ordinary shares	$(160,024)	$(4,401)	$(76,393)

Weighted average shares outstanding, basic and diluted	19,612,903	539,355	9,362,903

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the three months ended June 30, 2021 and for the period from inception to June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 3. INITIAL PUBLIC OFFERING (“IPO”)

On April 16, 2021, the Company consummated its IPO of 40,000,000 Public Shares, including the 5,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $23.1 million, of which $14.0 million was for deferred underwriting commissions.

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

The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in our amended and restated memorandum and articles of association. Such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we do not consummate an initial business combination.

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Related Party Loans

On January 29, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $109,140 under the Note and repaid the Note balance in full on April 20, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 41,100,000 Class A ordinary shares issued and outstanding, including 1,100,000 in Private Placement Shares and 40,000,000 in Public Shares subject to possible redemption. The Public Shares are classified as temporary equity, outside of the stockholders’ equity section of the balance sheet.

The Company identified an immaterial error in the amount of redeemable Class A ordinary shares classified in temporary equity within the audited balance sheet as of April 16, 2021 included in the Company's Form 8-K, filed on April 22, 2021.  The impact of the error was an approximately $6.0 million overstatement of Class A ordinary shares subject to possible redemption included within temporary equity and an approximately $6.0 million understatement of total stockholders’ equity.  The condensed financial statements for the quarter ended June 30, 2021 have been adjusted to reflect the corrected balances.  Management has evaluated the materiality of the misstatement based on an analysis of quantitative and qualitative factors and concluded they were not material to the audited balance sheet as of April 16, 2021, individually or in aggregate.

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of such Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders, including the Private Placement Shares, would collectively own 21.8% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of June 30, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that require adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activity relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for and completing a Business Combination.

For the three-months ended June 30, 2021 and the period from January 27, 2021 (inception) through June 30, 2021, we had net losses of $235,631 and $240,818, respectively, which consisted of formation and operating costs offset by dividend and interest income.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of approximately $1.0 million.  Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

On April 16, 2021, we consummated our Initial Public Offering of 40,000,000 shares, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per share, generating gross proceeds of $400.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 1,100,000 private placement shares to our Sponsor at a price of $10.00 per private placement share, generating gross proceeds of $11.0 million.

As of June 30, 2021, a total of $400.0 million was placed in the Trust Account, and we had approximately $1.0 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting fees, $14.0 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2.0 million of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per share, or $14.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies other than the following.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the interest method.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three-months ended June 30, 2021 and the period from January 27, 2021 (inception) through June 30, 2021 were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters on April 16, 2021.

The Company’s statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has  elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net  income/(loss) per ordinary share. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On April 16, 2021, we consummated our Initial Public Offering of 40,000,000 shares, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per share, generating gross proceeds of $400.0 million. Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333- 254505). The SEC declared the registration statement effective on April 13, 2021.

Simultaneously with the consummation of the Initial Public Offering we consummated a private placement of 1,100,000 private placement shares to our sponsor at a price of $10.00 per share, generating total proceeds of $11.0 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement shares, which were purchased by TCV Acquisition Holdings 2, L.P., are substantially similar to the Shares, except that if held by TCV Acquisition Holdings 2, L.P. or its permitted transferees they will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the full exercise of the option to purchase additional shares and the private placement shares, $400.0 million was placed in the Trust Account.

We paid a total of $8.0 million in underwriting discounts and commissions and approximately $1.1 million for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $14.0 million in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-L filed on March 19, 2021 (File No. 333-254505))

10.1	Private Placement Shares Purchase Agreement between the Company and TCV Acquisition Holdings 2, L-P(l)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders (1)

10.4	Letter Agreement between the Company, TCV Acquisition Holdings, L.P., TCV Acquisition Holdings 2, L.P. and each of the officers and directors of the Company (1)

10.5	Form of Indemnity Agreements, dated April 13, 2021, between the Company and each of the officers and directors of the Company

10.6	Promissory Note, dated as of January 29 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form S-L filed on March 19, 2021 (File No. 333-254505))

10.7
Promissory Note Assignment Agreement, dated February 23, 2021, between the Former Sponsor and the Sponsor, (incorporated by reference to Exhibit 10.6 to the Company’s Form S-L filed on March 19, 2021 (File No. 333-254505))

31.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101 .DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101 .PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 19, 2021 (File No. 001-40327) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCV ACQUISITION CORP.

Date: August 16, 2021		/s/ Jon Reynolds, Jr.
	Name:	Jon Reynolds, Jr.
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: August 16, 2021		/s/ Christopher Marshall
	Name:	Christopher Marshall
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: August 16, 2021		/s/ Erez Elisha
	Name:	Erez Elisha
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)