Form 10-Q
period 2021-09-30
TCV Acquisition Corp.
filed 2021-11-15
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TCV ACQUISITION CORP.
CONDENSED BALANCE SHEET
September 30, 2021
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$748,736
Prepaid expenses	854,548
Total current assets	1,603,284
Marketable securities held in Trust Account	400,014,217
Total Assets	$401,617,501

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Equity
Current liabilities:
Accounts payable	$25,915
Accrued professional fees	69,635
Accrued offering costs	100,900
Total current liabilities	196,450
Deferred underwriting commissions	14,000,000
Total liabilities	14,196,450

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares subject to possible redemption at $10.00 per share	382,097,223

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	5,819,454
Accumulated deficit	(496,736)
Total shareholders' equity	5,323,828
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Equity	$401,617,501

The accompanying notes are an integral part of the condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30, 2021	Inception-to-Date September 30, 2021
General and administrative expenses	$261,086	$510,999
Loss from operations	(261,086)	(510,999)
Other income:
Dividend and interest income	5,168	14,263
Net loss	$(255,918)	$(496,736)

Weighted average shares outstanding of Class A common stock subject to possible redemption	40,000,000	27,206,478

Basic and diluted net loss per share, Class A subject to possible redemption (See Note 2)	$(0.01)	$(0.01)

Weighted average shares outstanding of Class A common stock	1,100,000	748,178

Basic and diluted net loss per share, Class A (See Note 2)	$(0.01)	$(0.01)

Weighted average shares outstanding of Class B common stock	10,000,000	9,600,202

Basic and diluted net loss per share, Class B (See Note 2)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
For the period from January 27, 2021 (inception) through September 30, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 27, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net loss	-	-	-	-	-	-	-	(5,187)	(5,187)
Balance - March 31, 2021	-	-	-	-	10,000,000	$1,000	24,000	$(5,187)	$19,813
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	40,000,000	376,892,787	1,100,000	110	-	-	10,999,890	-	11,000,000
Accretion of Class A ordinary shares to redemption value	-	2,340,000	-	-	-	-	(2,340,000)	-	(2,340,000)
Net loss	-	-	-	-	-	-	-	(235,631)	(235,631)
Balance - June 30, 2021	40,000,000	$379,232,787	1,100,000	$110	10,000,000	$1,000	$8,683,890	$(240,818)	$8,444,182
Accretion of Class A ordinary shares to redemption value		2,864,436	-	-	-	-	(2,864,436)	-	(2,864,436)
Net loss	-	-	-	-	-	-	-	(255,918)	(255,918)
Balance - September 30, 2021	40,000,000	$382,097,223	1,100,000	$110	10,000,000	$1,000	$5,819,454	$(496,736)	$5,323,828

The accompanying notes are an integral part of the condensed financial statements.

 TCV ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the period from January 27, 2021 (inception) through September 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(496,736)
Dividends and interest earned in Trust Account	(14,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(854,548)
Accounts payable	25,915
Accrued professional fees	69,635
Net cash used in operating activities:	(1,269,951)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable - related party	109,140
Payment of note payable - related party	(109,140)
Proceeds from initial public offering	411,000,000
Payment of offering costs	(9,006,313)
Proceeds from issuance of Class B shares	25,000
Net cash provided by financing activities	402,018,687

Net change in cash	$748,736

Cash - beginning of the period	-
Cash - ending of the period	$748,736

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$100,900
Deferred underwriting commissions	$14,000,000

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

All activity for the period from January 27, 2021 (inception) through September 30, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination.  The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and capital resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the condensed financial statements. On April 16, 2021, the Company consummated its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, ongoing professional fees, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The interim results for the three months ended September 30, 2021 and the period from January 27, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash equivalents in short-term investments as of September 30, 2021.

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

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in treasury trust shares.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. For the three months ended September 30, 2021 and the period from inception through September 30, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $2.9 million and $5.2 million, respectively.

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

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to approximately $23.1 million were charged to temporary equity upon the completion of the Initial Public Offering.

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the period from January 27, 2021 (inception) through September 30, 2021 were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters on April 16, 2021 (see Note 5). The Company’s statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per ordinary share is as follows:

Inception-to-Date September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(359,859)	(9,896)	(126,981)
Net income/(loss) to ordinary shares	$(359,859)	$(9,896)	$(126,981)

Weighted average shares outstanding, basic and diluted	27,206,478	748,178	9,600,202

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

Three months Ended September 30, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	(200,327)	(5,509)	(50,082)
Net income/(loss) to ordinary shares	$(200,327)	$(5,509)	$(50,082)

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)

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

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the three months ended September 30, 2021 and the period from inception to September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares was not exercised in full by the underwriters, so that the Founder Shares would represent approximately 21.8% of the Company’s issued and outstanding shares after the Initial Public Offering.  The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Founder Shares are no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Shares, and shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights, on or after the date the Company consummates the Business Combination, pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 41,100,000 Class A ordinary shares issued and outstanding, including 1,100,000 in Private Placement Shares and 40,000,000 in Public Shares subject to possible redemption.  The Public Shares are classified as temporary equity, outside of the stockholders’ equity section of the balance sheet. The Private Placement Shares are not subject to redemption and as a result, have been classified as permanent equity on the balance sheet.

The Company identified an immaterial error in the amount of redeemable Class A ordinary shares classified in temporary equity within the audited balance sheet as of April 16, 2021 included in the Company's Form 8-K, filed on April 22, 2021.  The impact of the error was an approximately $6.0 million overstatement of Class A ordinary shares subject to possible redemption included within temporary equity and an approximately $6.0 million understatement of total stockholders’ equity.  The condensed financial statements for the quarter ended September 30, 2021 have been adjusted to reflect the corrected balances.  Management has evaluated the materiality of the misstatement based on an analysis of quantitative and qualitative factors and concluded they were not material to the audited balance sheet as of April 16, 2021, individually or in aggregate.

TCV ACQUISITION CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of such Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders, including the Private Placement Shares, would collectively own 21.8% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of September 30, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that require adjustment or disclosure in the condensed financial statements.

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

For the three months ended September 30, 2021, we had net losses of $255,918, which consisted primarily of insurance expense and professional fees offset by dividend and interest income.  For the period from January 27, 2021 (inception) through September 30, 2021, we had net losses of $496,736, which consisted of formation and operating costs offset by dividend and interest income.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of approximately $748.7 thousand.  Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class   B ordinary shares by the Sponsor and loans from our Sponsor.

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

As of September 30, 2021, a total of $400.0 million was placed in the Trust Account, and we had approximately $748.7 thousand of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting fees, $14.0 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

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

We intend to use the funds held outside the Trust Account primarily for paying existing accounts payable, ongoing professional fees, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination..

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting policies that contain significant judgment or estimates. Refer to Note 2 for the Company’s accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On April 16, 2021, we consummated our Initial Public Offering of 40,000,000 shares, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per share, generating gross proceeds of $400 million.   Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as book-running managers.   The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-   254505). The SEC declared the registration statement effective on April 13, 2021.

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

TCV ACQUISITION CORP.

Date: November 15, 2021		/s/ Jon Reynolds, Jr.
	Name:	Jon Reynolds, Jr.
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: November 15, 2021		/s/ Christopher Marshall
	Name:	Christopher Marshall
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: November 15, 2021		/s/ Erez Elisha
	Name:	Erez Elisha
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)