Form 10-K
period 2021-12-31
TCV Acquisition Corp.
filed 2022-03-28
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was $396,400,000, based on the closing sale price of such shares on NASDAQ on such date.

As of March 28, 2022, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated exempted company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by TCV, our management team or their respective affiliates may not be indicative of future performance of an investment in us.
•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination , which means we may complete our initial business combination  even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•
If we seek shareholder approval of our initial business combination , our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination within 24 months (or 27 months, as applicable) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to consummate an initial business combination within 24 months (or 27 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Company” or “company” are to TCV Acquisition Corp. References to our “management” or our “management team” are to our executive officers and directors, and references to our “sponsor” are to TCV Acquisition Holdings, L.P. a Cayman Islands exempted limited partnership, as the holder of the founder shares and TCV Acquisition Holdings 2, L.P., a Cayman Islands exempted limited partnership, as the holder of the private placement shares, as applicable. References to our “initial shareholders” are to our sponsor and other holders of founder shares, as they held such shares prior to our initial public offering.

Item 1.	Business

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

Our sponsor is an affiliate of TCMI, Inc. (more commonly known as “Technology Crossover Ventures” or (“TCV”), a technology-focused growth equity investment firm based in Menlo Park, CA, with approximately $26.6 billion of estimated unaudited assets under management (“AUM”) as of December 31, 2021. All of the members of our management team are General Partners of TCV.

We intend to pursue an initial business combination with a high-quality growth company that has the potential to become a market leader. We will apply our experience in sourcing and executing transactions to identify and negotiate a combination with what we believe is an exceptional business. Our team has extensive expertise in the software, internet, and financial technology (“FinTech”) sectors, and we expect that our ultimate target will be in one of those fields, although we may consummate a transaction with a business in a different industry.

In recent years, private technology companies have created extraordinary value through rapid growth at significant scale. Innovative firms are leveraging new technologies such as cloud computing and artificial intelligence to disrupt traditional industries and establish new markets. Furthermore, the global COVID-19 pandemic has accelerated digital transformation across the globe, providing a tailwind for technology disruptors across all industries. As the world adapts to the new normal and continues to adopt these newly created solutions and services, we believe that technology companies with the right market fit are positioned to benefit from significant value creation.

Despite these large market opportunities, technology companies have been remaining private for longer. Availability of private capital has enabled these businesses to grow at scale to “unicorn” valuations and beyond. We believe these investment opportunities will be attractive to public investors and that we are ideally positioned to take these companies public.

Technology companies in their growth stage benefit materially from being publicly-traded. Newly public companies benefit from expanded access to capital markets, a more liquid currency for potential acquisitions and growth capital and increased brand awareness. In addition, a business combination with TCV Acquisition Corp. would provide such companies with additional benefits including a more expeditious route to the public markets, an opportunity to broadly share growth plans through filed forecasts, and earlier certainty of capital through the inclusion of a potential PIPE, when compared to a traditional IPO. Partnering with our management team, who are known for supporting high-growth technology companies, provides an attractive mechanism to go public.

We believe our deep industry expertise and investor network, combined with our long-standing track record of investing in and partnering with growth-stage technology companies, will resonate with a broad range of potential combination candidates.

Our Initial Public Offering

On April 16, 2021, we consummated our initial public offering of 40,000,000 Class A ordinary shares (the “shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per Share, generating gross proceeds of $400.0 million (the “initial public offering”). Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 1,100,000 Class A ordinary shares (“private placement shares”) to our sponsor at a price of $10.00 per share, generating gross proceeds of $11,000,000 (the “private placement”). Upon the closing of our initial public offering and the private placement, $400,00,000 of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in a trust account (the “trust account” or “Trust Account”).

Prior to the consummation of our initial public offering, on January 29, 2021, TCV Acquisition Holdings (the “former sponsor”) paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 10,000,000 Class B ordinary shares, par value $0.0001 (the “founder shares”). On February 23, 2021, the former sponsor transferred 10,000,000 founder shares to our sponsor. In March 2021, our sponsor transferred 75,000 Class B ordinary shares to each of our independent directors. Up to 1,250,000 shares were subject to forfeiture to the extent that the underwriters did not exercise their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, such founder shares are no longer subject to forfeiture.

As of December 31, 2021, there was $400.0 million in cash held in the trust account and $0.6 million of cash held outside the trust account. As of December 31, 2021, no funds had been withdrawn from the trust account to pay taxes.

Technology Crossover Ventures

Founded in 1995, TCV was established with a clear vision: to capture opportunities in the technology market through a specialized and consistent focus on investing in high-growth companies. Since inception, the firm has built a track record of successfully backing many businesses that have developed into dominant industry players across internet, software and FinTech. Examples of TCV investments include Airbnb, Alarm.com, Avalara, Byte Dance, Facebook, GitLab, GoFundMe, Green Dot, Netflix, Nubank, Payoneer, Peloton, Rapid7, Revolut, Splunk, Spotify, Twilio and Zillow.

TCV has successfully executed over 350 investments of varying structures, including mid-stage, late stage and public company investments. For more than 25 years, TCV has helped build industry-leading companies by creating long-term relationships with CEOs and founders of businesses that have achieved product-market fit and are ready to scale. As experienced investors and board members, TCV provides companies with growth capital, industry expertise, and support in scaling their businesses and executing on their visions.

Since its inception, TCV has successfully taken 79 companies public, often reinvesting at the IPO and continuing to support them as public shareholders. The team has extensive experience advising and supporting companies through the IPO process, and understands how to help companies through varied market conditions and economic cycles. We believe the firm derives unique and differentiated insights thanks to its experience partnering with both private and public market leaders, making TCV a valued partner in our endeavor to find and execute an initial business combination.

As an affiliate of our sponsor, TCV will be providing us with resources and expertise. We will leverage TCV’s investment team’s capabilities, relationships, network, and deal pipeline to support us in the identification and diligence of potential targets for the initial business combination.

Our Business Strategy

Our business strategy is to identify and complete a business combination that creates long-term value for our shareholders. Our investment team is well positioned to successfully identify attractive opportunities with growth-stage technology companies. With our prior investment experience and track record, we are confident that we will successfully execute an initial business combination.

We believe that applying TCV’s approach to investing, and leveraging TCV’s network, resources and expertise, will help our management team execute on our business strategy:

•
Thematic microspecialization. TCV identifies attractive technology investment opportunities by establishing specialist-level domain expertise in sub-sectors experiencing powerful secular shifts. This specialized knowledge naturally deepens as the firm continually invests in those fields. Top-down thematics on over 100 microspecializations and over 350 investments have guided TCV’s asset selection and helped the firm generate premium returns.

•
Growth mindset. TCV looks to partner with future market leading companies with several years of sustained growth, with a history of customer trust and engagement and a business model that is reflective of the value they provide. These companies often have potential for a sustained category leadership position, and we will leverage TCV’s experience in identifying growth-stage companies with the potential to become market leaders.

•
End-to-end operating approach. We will aim to deploy firmwide resources to deploy operational improvements and help the company generate revenue-driven returns. We will leverage TCV’s decades of experience supporting high-growth companies to provide industry and operational expertise, access to a world-class network, and data-driven insights to accelerate the company’s efforts as they scale.

•
Management-focused, partnership-oriented approach. We will aim to align with the strategy and goals of the management team we partner with. By partnering with existing management, we believe that we can build upon management’s existing traction and support them as they strive to achieve category leadership, while minimizing the business disruption associated with a leadership transition.

•
Deep, fundamental analysis of the company and domain. TCV spends a significant amount of time conducting primary due diligence to gain a deep understanding of the company, its sub-sector and how the company fits their broader investment thesis. A developed perspective helps us better select opportunities and support executive teams.

•
Long investment horizon. TCV is a long-term investor, often expanding its positions as others exit. TCV’s goal is to help transform companies into industry leaders, and to be a lifecycle investor along the way. We will target companies where we can be a long-term partner, supporting their path towards market leadership.

With over 350 investments made in 25 years of history, we believe that TCV’s track record of identifying and executing investments provides us with a valuable resource and puts us in a strong position to execute on a successful business combination. We believe our track record of investing in technology companies and supporting them as they realize their potential as market leaders differentiates us as a potential partner for a leading high-growth technology company. After the business combination is complete, we intend to work alongside the management team as they begin their next stage of growth as a public company.

Our Acquisition Criteria

We have identified the following attributes and guidelines to evaluate prospective target businesses. We may decide, however, to enter into our initial business combination with one or more target businesses that does not meet these criteria and guidelines or that is not similar to the investment targets of other investment vehicles advised by TCV or its affiliates. We intend to pursue an initial business combination with companies that have the following characteristics:

•	Technology focus. We will prioritize our focus on enterprise or consumer-focused technology platforms by leveraging TCV’s expertise and experience.
•
Large market disruptor. We will look to invest in companies that are disrupting large market segments. As part of the evaluation process, we will diligence the market segment to thoroughly understand the underlying drivers, business model and competitive environment.

•	Established platforms with sound business model. We will look for businesses with substantially mitigated product risk, through proven models, meaningful revenue, and strong unit economics.
•
Rapid and sustainable growth. We will target a growth-stage company with high revenue growth, and on a trajectory to continued growth momentum. We believe sustainable growth is backed by strong products and experiences that thrill customers over the long-term, leading to long-term market adoption.

•	Ready to scale. We will target companies that are ready to scale, where we can provide support and industry expertise to support them in scaling their business and executing on their strategic vision.
•
Willingness to partner. We will look for world class firms and management teams looking for an active capital partner that will support their growth with experience and expertise, in addition to capital.

The criteria set forth are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.

Our Acquisition Process

In assessing potential opportunities for an initial business combination, we will apply TCV’s investment approach and evaluation process. With a successful track record investing in technology companies over the past 25+ years, TCV’s expertise and experience will be a beneficial resource for us. As part of the evaluation process, we expect to conduct extensive due diligence to assess the company’s market opportunity, competitive positioning, business model and financial profile. Our review process may include, among other things, interviews with competitors, customers and vendors, analysis of significant risks and opportunities, meetings with management, and review of other relevant information.

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, including a company where any of them have a minority investment. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Such an affiliate transaction will be required to be approved by a majority of our independent directors.

Members of our and TCV’s management teams, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our and TCV’s management teams, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. However, TCV invests across multiple platforms in the public and private markets and is regularly evaluating investment opportunities, which could ultimately become investment opportunities for us.

Each of our directors, director nominees and officers presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. In addition, our management team and TCV invest across multiple platforms, including private investment funds and public/private hybrid funds, and may in their sole discretion determine a particular opportunity is better suited for a different investment vehicle.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of other blank check companies prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and spend significant time evaluating investment opportunities for other investment vehicles and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with NASDAQ rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and the private placement shares, we would need 14,450,001, or 36.1% (assuming all issued and outstanding shares are voted) of the 40,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have an initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or during any Extension Period or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months (or 27 months, as applicable) from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months (or 27 months, as applicable) from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,500,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than the Company’s registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, and Morgan Stanley & Co. LLC, the underwriters of our initial public offering, did not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have $0.6 million of cash held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Initial Business Combination

So long as our securities are then listed on NASDAQ, our initial business combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with TCV and/or one or more investors in funds managed by TCV, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form 10-K. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares would equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on NASDAQ for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, including a company where any of them have a minority investment. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Such an affiliate transaction will be required to be approved by a majority of our independent directors.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a specific target business nor have they had any substantive discussions with possible target businesses on our behalf. Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. Additionally, we have not, nor has anyone on our behalf, taken any substantive action, directly or indirectly, with any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

One or more investors in a potential business combination target, including a controlling shareholder, may focus on similar industries as our sponsor, TCV and its affiliates and may from time to time have invested in companies together as co-investors and made separate investments in companies in which another is a stakeholder. In addition, employees, officers and directors of our sponsor, TCV and its affiliates and investors in a potential business combination target may have investments in funds or in personal accounts that are invested directly or indirectly in targets that we may pursue or in funds affiliated with investors in targets that we may pursue. Investors in a target we may pursue, and their employees, officers, directors and affiliates may also have direct or indirect investments in funds or other vehicles affiliated with TCV. Each of TCV and its affiliates and investors in any target we pursue, and their affiliates, may engage in other transactions from time to time.

TCV and its affiliates manage multiple funds and investment vehicles and may raise additional funds and/or accounts in the future, which may be during the period in which we are seeking our initial business combination. These investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity. Our officers and executive directors have and will have in the future time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by TCV or one of its affiliated entities. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investment funds, accounts, co-investment vehicles and other entities managed by TCV or one of its affiliated entities (including, without limitation, arising as a result of certain of our officers and executive directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles or other entities), TCV and its applicable affiliate entities will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Effecting our Initial Business Combination

General

We are not presently engaged in any operations, and we will not engage in any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement shares, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such company and business.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter.

Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Sources of Target Business

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will be familiar with our company and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms, including one or more of the underwriters or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, including a company where any of them have a minority investment. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, if required by applicable law or based upon the advice of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Such an affiliate transaction will be required to be approved by a majority of our independent directors.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 250 Middlefield Road, Menlo Park, California 94025 or by telephone at (650) 614-8200.

We maintain an Internet website, located at www.tcvacquisition.com. The contents of our website are not incorporated by reference into this report and you should not consider information provided on our website to be part of this report.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our shares. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 21.7% of our outstanding ordinary shares.

Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares and the private placement shares, we would need 14,450,001, or 36.1% of the 40,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have an initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months (or 27 months, as applicable) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, any potential resurgences of COVID-19 and the actions to contain COVID-19 or treat its impact, including the application and distribution in certain countries of currently available and approved vaccinations, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus.  Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine.  Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries.  It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed.  Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy.  Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

We may not be able to consummate an initial business combination within 24 months (or 27 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months (or 27 months, as applicable) after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to spread both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and(iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our shares were immediately tradable after our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Some of these entities may be entities affiliated with TCV and, thus, may also present conflicts of interest for our sponsor and our management team. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination and/or make the consummation of a transaction with us less certain. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account. See“—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months (or 27 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2021, we have $0.6 million available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into a letter of intent where we pay for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than the Company’s registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement between us, our sponsor and our directors and officers, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement shares, in the amount of $400.0 million, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $400.0 million as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations or if our sponsor has insufficient funds to satisfy such obligations, the amount of funds in the trust account available for distribution to our public shareholders maybe reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or (B)with respect to any other material provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from our trust account.

If we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond 24 months (or 27 months, as applicable) from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of 15,000 KYD and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into prior to the closing of our initial public offering, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible and the private placement shares, including the private placement shares that may be issued upon conversion of working capital loans. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to have an initial business combination approved. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the  risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess  all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our shares will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity and are required by applicable law or by our board of directors, or a committee thereof, we are not otherwise required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 460,000,000 and 40,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of current investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares.

We may issue our shares to our investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, including upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements maybe required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement shares provided us with $386,000,000 that we may use to complete our initial business combination (after taking into account the $14,000,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering and anticipated operating expenses).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the  risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess  all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Because we did not offer warrants to public shareholders in connection with our initial public offering, it may be more difficult to obtain shareholder approval in connection with our initial business combination.

Investors in special purpose acquisition companies that issue warrants to public shareholders are generally incentivized to vote for an initial business combination, even if they might not be in favor of it, since the investor could exercise redemption rights and the warrants to purchase ordinary shares may still have value if the initial business combination is consummated. Since we did not offer warrants to public shareholders, there is likely less incentive for a shareholder to vote in favor of a transaction that the investor does not support. In addition, it is likely that we will be required to amend our governing documents in connection with any initial business combination, which would require a special resolution under Cayman Islands law and the approval of the holders of two-thirds of those that attend and vote at any meeting to approve, which, together with the absence of warrants, may make it more difficult to obtain shareholder approval for our initial business combination.

Because, unlike  many other special purpose acquisition company initial public offerings, investors in our initial public offering did not receive warrants that would become exercisable following completion of our initial business combination, our securities may be worth less than the securities offered in other special purpose acquisition company initial public offerings.

Unlike many other special purpose acquisition company initial public offerings, investors in our initial public offering did not receive warrants that would become exercisable following completion of our initial business combination. We did not offer warrants in order to remove the dilutive effect of warrants upon completion of a business combination, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, our initial public offering structure may cause our securities to be worth less than if we were had also offered a whole or fractional warrant to purchase shares. In addition, investors in our initial public offering do not have certain benefits that they would normally have had in other offerings of special purpose acquisition companies on account of their not receiving warrants. For example, in other special purpose acquisition company offerings but not in our initial public offering, investors would be able to retain warrants even if they choose to sell or redeem their shares prior to an initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 21.7% of our Class A ordinary shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A)that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable)from the closing of our initial public offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial public Offering and the sale of the private placement shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.  In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain, if required by applicable law or based upon the decision of our board of directors or a committee thereof, an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with TCV and/or one or more investors in funds managed by TCV and/or one more investors in funds managed by TCV. Any such parties my co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to such parties.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 29, 2021, our former sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 10,000,000 Class B ordinary shares, par value $0.0001. On February 23, 2021, our former sponsor transferred 10,000,000 founder shares to our sponsor. In March 2021, our sponsor transferred 75,000 Class B ordinary shares to each of our independent directors. Prior to the initial investment in the company of $25,000 by the former sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 1,100,000 private placement shares for $11,000,000 in a private placement that closed simultaneously with the closing of our initial public offering. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is generally the deadline for our consummation of an initial business combination.

Members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

We may engage one or more of the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will released from the trust account only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of the underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters  or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters  or their respective affiliates prior to the date that is 60 days from the date of our initial public offering, unless such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, 21.7% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any shares any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, we may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. In addition, in a vote to continue the company in a jurisdiction outside the Cayman Islands, only holders of our Class B ordinary shares will have the right to vote. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Under Cayman law, the board of directors may approve a transaction, even if there are conflicts of interest, as long as the conflicts are disclosed to the board. Accordingly, even in a transaction where there are conflicts of interest for our directors, including directors affiliated with TCV and our sponsor, independent directors may not be asked to approve the transaction separate from our board of directors as a whole and likely will not be asked to negotiate the transaction to the exclusion of the conflicted directors or the management team.

In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of TCV and/or one or more investors in funds managed by TCV. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders to pay such taxes.

Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters, pandemics and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to our Management Team

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and spend significant time evaluating investment opportunities for other investment vehicles and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on NASDAQ. Although we currently meet the minimum initial listing standards set forth in NASDAQ’s listing standards, our securities may not be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our shares will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have at least 300 round lot shareholders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial business combination.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our shares will be listed on NASDAQ, our Class A ordinary shares will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and(ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares have the right to vote on the appointment of directors, NASDAQ may consider us to be a “controlled company” within the meaning of NASDAQ rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, NASDAQ may consider us to be a “controlled company” within the meaning of NASDAQ corporate governance standards. Under NASDAQ corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under NASDAQ rules;
•	we have independent director oversight of executive officer compensation as outlined under NASDAQ listing rules; and
•	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of NASDAQ, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ corporate governance requirements.

General Risk Factors

We are a recently incorporated exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company, incorporated under the laws of the Cayman Islands with no operating results, and we have not commenced operations. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by TCV, our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of TCV, our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of TCV, our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management team has limited experience operating SPACs.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and if the start-up exception may be applicable, potentially not until after the two taxable years following). Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer bean emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 250 Middlefield Road, Menlo Park, CA, 94025. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A ordinary shares are traded on the NASDAQ under the symbol “TCVA”. Our ordinary shares commenced public trading on April 16, 2021.

Holders

On March 28, 2022, there were two record holders of our Class A ordinary shares and three record holders of our Class B ordinary shares.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our Board of Directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

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

Use of Proceeds

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

Of the proceeds we received from our initial public offering and the sale of the private placement shares, a total of $400.0 million was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting discounts and commissions , $14.0 million of deferred underwriting commissions and approximately $1.1 million of other offering costs.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 7 of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of this Annual Report on Form 10-K and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-254505) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the period from January 27, 2021 (inception) through December 31, 2021, we had net losses of $705,903, which consisted of formation and operating costs offset by dividend and interest income.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of approximately $0.6 million.  Through December 31, 2021, our sources of liquidity include net proceeds from the Initial Public Offering held outside the Trust, an initial purchase of private placement shares by the sponsor and loans from our sponsor.

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

As of December 31, 2021, a total of $400.0 million was placed in the trust account, and we had approximately $0.6 million of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting discounts and commissions , $14.0 million of deferred underwriting commissions and approximately $1.1 million of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on March 22, 2022, our Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). In addition, if we complete a Business Combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors, may, but are not obligated, to loan us funds  as may be required. We may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2.0 million of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The underwriters are entitled to a deferred underwriting commissions of $0.35 per share, or $14.0 million in the aggregate. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

The underwriters are entitled to a deferred underwriting commissions of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting policies that contained significant judgment or estimates. Refer to Note 2 for the Company’s accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable].
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers Directors

Our officers and directors are as follows:

Name	Age	Position
Jay Hoag	63	Chairman
Christopher Marshall	53	Co-Chief Executive Officer
Jon Reynolds Jr.	54	Co-Chief Executive Officer
Frederic Fenton	46	President
Erez Elisha	51	Chief Financial Officer
Katie Mitic	52	Director
Tayloe Stansbury	60	Director

Jay Hoag was appointed to our Board of Directors in connection with our initial public offering. Mr. Hoag co-founded TCV in 1995 and has been a venture capitalist and technology investor for more than 37 years. Prior to founding TCV, he was a Managing Director at Chancellor Capital Management, where he spent more than 12 years as a technology-focused venture capitalist and fund manager. Mr. Hoag currently serves on the board of directors of Electronic Arts, Netflix, Peloton, TripAdvisor, and Zillow, among others. He has been involved in a large number of technology investments, including Altiris, Expedia, Facebook, Fandango, and Groupon. Mr. Hoag received a B.A. in Economics and Political Science degree from Northwestern University and an M.B.A. from the University of Michigan.

We believe that Mr. Hoag is well qualified to serve as a director as he brings to the board significant experience as a venture capitalist and technology investor for more than 37 years.

Christopher (“Woody”) Marshall joined TCV in 2008 and has been working in the venture capital industry since 1995. He focuses on investments in the FinTech, internet, and digital media & entertainment industries. Prior to joining TCV, Mr. Marshall spent 12 years at Trident Capital, a leading venture capital and private equity firm, where he focused on the payments, internet, and mobile markets. He currently serves on the board of directors of GoFundMe, Newsela, Payoneer, Retail Merchant Services, Sojern, Spotify, and Nerdy (fka Varsity Tutors). Mr. Marshall has been involved in a large number of technology investments including Airbnb, Dollar Shave Club, Groupon and Netflix. He received a B.A. in Economics from Hamilton College and M.B.A. from the J.L. Kellogg Graduate School of Management and Northwestern University.

Jon (“Jake”) Reynolds Jr. joined TCV in 1997 and has been a venture capital and technology investor since 1993. Prior to joining TCV, he was with General Atlantic Partners and a member of the M&A group at Lazard Freres & Co. Mr. Reynolds has extensive investment experience in multiple technology sectors with a primary focus on SaaS software and tech-enabled services industries. He is currently on the board of directors of OneSource Virtual, and Watermark. Mr. Reynolds has been involved with numerous other technology investments including Brightmail, Capella Education Company, Genesys, Global 360, OSIsoft, IQMS, Venafi, Webroot and Zillow, among others. Mr. Reynolds received an A.B. in Geography from Dartmouth College and an M.B.A. from Columbia Business School.

Frederic (“Ric”) Fenton joined TCV in 2008 and serves as Chief of TCV’s Investment Operations. In this role, Ric oversees TCV’s Legal, Compliance, Capital Markets, and other investment and portfolio support functions, bringing his transactional expertise to bear across all of TCV’s market sectors, advising and guiding deal teams throughout the investment process. He also serves as the firm’s Chief Legal Officer and Chief Compliance Officer and is responsible for transaction execution, fund formation, partnership matters, compliance and other legal and administrative functions. Prior to joining TCV, Ric was an attorney in the Palo Alto and New York offices of Simpson Thacher & Bartlett LLP, where he advised leading private equity firms, corporations, and investment banks on a wide range of M&A and securities law matters, including public and private leveraged buyouts, stock and asset acquisitions and dispositions, joint ventures, minority co-investments, securities offerings, and PIPE financings. Mr. Fenton received a B.B.A. in Finance from the University of Michigan and a J.D. from the Duke University School of Law.

Erez Elisha joined TCV in 2019, bringing more than 20 years of experience of working with global financial institutions. He currently serves as Chief Financial Officer of TCV, leading the firm’s global finance, treasury, valuation, tax, and corporate development functions. Prior to joining TCV, Mr. Elisha was an Executive Managing Director and Chief Accounting Officer for Sculptor Capital Management, where he managed the Public Entity, Corporate Finance, and Accounting teams. He has also held VP of Finance roles in the Asset Management Divisions at Morgan Stanley and J.P. Morgan. Mr. Elisha received a B.S. in Accounting from Florida Atlantic University and an M.B.A. from the University of Miami. Mr. Elisha is a Certified Public Accountant.

Katie Mitic was appointed to our Board of Directors in connection with our initial public offering. Ms. Mitic is currently Co-Chief Executive Officer and Co-founder of SomethingElse, Inc., a direct-to-consumer beverage company. From 2012 to 2017, Ms. Mitic was the Chief Executive Officer and Co-founder of Sitch, Inc., a startup building innovative mobile consumer products. From 2010 to 2012, Ms. Mitic served Ms. Mitic served as Director of Platform & Mobile Marketing at Facebook, Inc., where she grew developer products and partnerships globally. Prior to joining Facebook, Ms. Mitic served as Senior Vice President, Product Marketing at Palm, Inc., where she expanded the company product lines and international footprint up until its acquisition by Hewlett-Packard in 2010. Earlier in her career, Ms. Mitic worked at NetDynamics (acquired by Sun Microsystems),where she launched the industry’s first application server, at Four11, where she built the industry-leading email service RocketMail (now Yahoo! Mail) and at Yahoo!, where she served as Vice President and General Manager. Since 2020 she has served on the board of directors, compensation committee and nominating and governance committee of eBay, Inc. She also has served on the board of directors and audit committee of RH, Inc. (Restoration Hardware) since 2013. Additionally she serves as a board member of Headspace, a health and wellness technology company, DVx Ventures, and the nonprofit LeanIn.Org. Ms. Mitic received her B.A. from Stanford University and her M.B.A. from Harvard Business School.

We believe that Ms. Mitic is well qualified to serve as a director as she brings to the board significant executive and operational leadership experience, as well as twenty years in leadership positions at consumer technology companies.

Tayloe Stansbury was appointed to our Board of Directors in connection with our initial public offering. Mr. Stansbury is currently the Chief Executive Officer of Kaleidescape, Inc., a company that builds best-in-class movie servers and players that deliver the finest cinematic experience available for the home. From May 2009 to May 2019, Mr. Stansbury served in various roles at Intuit Inc., most recently as Executive Vice President and Chief Technology Officer. From December 2007 to May 2009, Mr. Stansbury served as Chief Information Officer of VMware Inc. From February 2001 to December 2007, Mr. Stansbury served in various roles at Ariba, Inc., most recently as Executive Vice President of Products and Operations. Mr. Stansbury serves on the board of directors of Coupa Software, Kaleidescape, Trelly, and Watermark. He previously served on the board of directors of BlueJeansNetwork, Shutterfly, and a number of non-profit organizations. Mr. Stansbury holds an A.B. in Applied Mathematics from Harvard University.

We believe Mr. Stansbury should serve as a director based on his extensive experience in general management and software and platform development and his experience in the software industry.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of three directors, with each director holding office for a two-year term. We intend to add a third independent director within one year of our initial public offering. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NASDAQ.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company that, in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have two “independent directors” as defined in the NASDAQ listing rules and applicable SEC rules. A majority of our board of directors are independent directors in compliance with the majority independent board requirement in Rule 5605(b) of the NASDAQ listing rules. Our board of directors has determined that Katie Mitic and Tayloe Stansbury are “independent directors” as defined in NASDAQ listing standards and applicable SEC rules. We intend to add a third independent director within one year of our initial public offering. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Audit Committee

Jay Hoag, Katie Mitic and Tayloe Stansbury serve as members of our audit committee. Our board of directors has determined that each of Katie Mitic and Tayloe Stansbury are independent under NASDAQ listing standards and applicable SEC rules, and we intend to appoint a third independent director within one year of listing. Katie Mitic serves as the Chairman of the audit committee. Under NASDAQ listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Katie Mitic qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
•	monitoring the independence of the independent registered public accounting firm;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
•	appointing or replacing the independent registered public accounting firm;
•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

The members of our compensation committee are Katie Mitic and Tayloe Stansbury, and Tayloe Stansbury serves as chairman of the compensation committee.

Under NASDAQ listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Katie Mitic and Tayloe Stansbury are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with NASDAQ listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with NASDAQ listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available on our website. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NASDAQ rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
•	directors should not improperly fetter the exercise of future discretion;
•	duty to exercise powers fairly as between different sections of shareholders;
•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

One or more investors in a potential business combination target, including a controlling shareholder, may focus on similar industries as our sponsor, TCV and its affiliates and may from time to time have invested in companies together as co-investors and made separate investments in companies in which another is a stakeholder. In addition, employees, officers and directors of our sponsor, TCV and its affiliates and investors in a potential business combination target may have investments in funds or in personal accounts that are invested directly or indirectly in targets that we may pursue or in funds affiliated with investors in targets that we may pursue. Investors in a target we may pursue and their employees, officers, directors and affiliates may also have direct or indirect investments in funds or other vehicles affiliated with TCV. Each of TCV and its affiliates and investors in any target we pursue and their affiliates may engage in other transactions from time to time.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

TCV and its affiliates manage multiple funds and investment vehicles and may raise additional funds and/or accounts in the future, which may be during the period in which we are seeking our initial business combination. These investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity. Our officers and executive directors have and will have in the future time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by TCV or one of its affiliated entities. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investment funds, accounts, co-investment vehicles and other entities managed by TCV or one of its affiliated entities (including, without limitation, arising as a result of certain of our officers and executive directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles or other entities), TCV and its applicable affiliate entities will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with any such fund or other investment vehicle. Such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle.

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search fora business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination. See “Risk Factors—Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.”

•
Our sponsor subscribed for founder shares prior to our initial public offering and purchased private placement shares in a transaction that closed simultaneously with the closing of our initial public offering.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering or during any Extension Period or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement shares will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with TCV, our sponsor, officers or directors, including a company where any of them have a minority investment. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Such an affiliate transaction will be required to be approved by a majority of our independent directors.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Our sponsor has agreed to provide us office space and general administrative services at no cost.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

We have also entered into a letter agreement that provides that we will indemnify our sponsor, its partners and managers and their respective affiliates and control persons from any claims made by any party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with our affairs, our initial public offering or any business combination or services rendered to the Company or its affiliates, and that we will advance any expenses incurred in connection with any such claims. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of initial business combination.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Officer and Director Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our issued and outstanding ordinary shares;
•	each of our executive officers and directors that beneficially owns ordinary shares; and
•	all our executive officers and directors as a group.

The beneficial ownership of our ordinary shares is based on 51,100,000 shares of ordinary shares issued and outstanding as of March 28, 2022, consisting of 41,100,000 shares of Class A ordinary shares and 10,000,000 shares of Class B ordinary shares.

	Class A Ordinary Shares		Class B ordinary Shares(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
TCV Acquisition Holdings, L.P. (our sponsor)	—	—	9,850,000(3)	98.50%	19.30%
TCV Acquisition Holdings 2, L.P. (our sponsor)	1,100,000(3)	2.70%	—	—	2.20%
Jay Hoag	1,100,000(3)	2.70%	9,850,000(3)	98.50%	21.40%
Christopher Marshall	1,100,000(3)	2.70%	9,850,000(3)	98.50%	21.40%
Jon Reynolds Jr.	1,100,000(3)	2.70%	9,850,000(3)	98.50%	21.40%
Frederic Fenton	1,100,000(3)	2.70%	9,850,000(3)	98.50%	21.40%
Erez Elisha	1,100,000(3)	2.70%	9,850,000(3)	98.50%	21.40%
Katie Mitic	—	—	75,000	*	*
Tayloe Stansbury	—	—	75,000	*	*
Cadian Capital Management, LP(4)	2,750,000	6.70%	*	*	5.40%
Blackstone Aqua Master Sub-Fund(5)	2,750,000	6.70%	*	*	5.40%
Tiger Global Investments, LP(6)	2,500,000	6.10%	*	*	4.90%
Empyrean Capital Overseas Master Fund, Ltd.(7)	2,344,642	5.70%	*	*	4.60%
All executive officers and directors as a group (seven individuals)	1,100,000	2.70%	10,000,000	100.00%	21.70%

* Less than one percent.
(1) Unless otherwise noted, the business address of each of our shareholders is 250 Middlefield Road, Menlo Park, California 94025.
(2) Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3) The shares reported above are held in the name of our sponsor. Our sponsor is controlled by TCV Acquisition Holdings, Ltd., the limited partner of our sponsor.
(4) Based solely upon the information provided by Cadian Capital Management, LP (“Cadian Capital Management”), Cadian Capital Management GP, LLC (“Cadian Capital Management GP”), and Eric Bannasch (together with Cadian Capital Management and Cadian Capital Management GP, the “Cadian Holders”), in a Schedule 13G filed on February 14, 2022, reporting as of December 31, 2021. The Cadian Holders share voting and dispositive power with respect to the shares. The address of each of the Cadian Holders is 535 Madison Avenue, 36th Floor, New York, NY 10022.
(5) Based solely upon the information provided by Blackstone Aqua Master Sub-Fund, a sub-fund of Blackstone Global Master Fund ICAV (“Aqua Fund”), Blackstone Alternative Solutions L.L.C. (“BAS”), Blackstone Holdings I L.P. (“Holdings I”), Blackstone Holdings I/II GP L.L.C. (“Holdings GP”), Blackstone Inc. (“Blackstone”), Blackstone Group Management L.L.C. (“Blackstone Management”), and Stephen A. Schwarzman (together with Aqua Fund, BAS, Holdings I, Holdings GP, Blackstone, and Blackstone Management, the “Blackstone Holders”), in a Schedule 13G/A filed on February 11, 2022, reporting as of December 31, 2021. The Blackstone Holders share voting and dispositive power with respect to the shares. The address of each of the Blackstone Holders is 345 Park Avenue, 28th Floor, New York, NY 10154.
(6) Based solely upon the information provided by Tiger Global Investments, L.P. (“Tiger Global Investments”), Tiger Global Performance, LLC (“Tiger Global Performance”), Tiger Global Management, LLC (“Tiger Global Management”), Charles P. Coleman III, and Scott Shleifer (together with Tiger Global Investments, Tiger Global Performance, Tiger Global Management and Charles P. Coleman III, the “Tiger Holders”), in a Schedule 13G filed on April 23, 2021, reporting as of April 16, 2021. The Tiger Holders share voting and dispositive power with respect to the shares. The address of Tiger Global Investments is c/o Citco Fund Services (Cayman Islands) Limited, P.O. Box 31106, 89 Nexus Way, Camana Bay, Grand Cayman KY1-1205, Cayman Islands. The address of each of Tiger Global Performance and Tiger Global Management is 9 West 57th Street, 35th Floor, New York, New York 10019. The address of each of Mr. Coleman and Mr. Shleifer is c/o Tiger Global Management, LLC, 9 West 57th Street, 35th Floor, New York, New York 10019.
(7) Based solely upon the information provided by Empyrean Capital Overseas Master Fund, Ltd. (“Empyrean Capital Overseas Fund”), Empyrean Capital Partners, LP (“Empyrean Capital Partners”), Empyrean Capital, LLC (“Empyrean Capital”), Amos Meron (together with Empyrean Capital Overseas Fund, Empyrean Capital Partners, Empyrean Capital, the “Empyrean Holders”), in a Schedule 13G filed on February 23, 2022, reporting as of December 31, 2021. The Empyrean Holders share voting and dispositive power with respect to the shares. The address of the Empyrean Holders is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

At December 31, 2021, our sponsor beneficially owns, 21.4% of the issued and outstanding ordinary shares, and has the right to appoint all of our directors prior to our initial business combination. Holders of our public shares have no right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On January 29, 2021, the former sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in consideration of 10,000,000 Class B ordinary shares, par value $0.0001. On February 23, 2021, our former sponsor transferred 10,000,000 founder shares to our sponsor. In March 2021, our sponsor transferred 75,000 Class B ordinary shares to each of our independent directors.

Our sponsor purchased, pursuant to a written agreement, an aggregate of 1,100,000 private placement shares, at a price of $10.00 per share ($11,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

We currently maintain our executive offices at 250 Middlefield Road, Menlo Park, California 94025. Our sponsor has agreed to provide us office space and general administrative services at no cost.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021, and the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the offering proceeds not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement shares and the shares issuable upon conversion of working capital loans (if any), and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We have also entered into a letter agreement that provides that we will indemnify our sponsor, its members and managers and their respective affiliates and control persons from any claims made by any party in respect of any investment opportunities sourced by them or any liability arising with respect to their activities in connection with our affairs, our initial public offering or any business combination or services rendered to the Company or its affiliates, and that we will advance any expenses incurred in connection with any such claims. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14.	Principal Accounting Fees and Services

In August 2021, we engaged BDO USA, LLP (“BDO”) as our independent registered public accounting firm. Substantially concurrently, we dismissed Marcum, LLP (“Marcum”) as our independent registered public accounting firm. The decision was approved by our audit committee.

The following is a summary of fees paid or to be paid to BDO and Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO and Marcum in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 6, 2021 through December 31, 2021 totaled $53,105. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 6, 2021 through December 31, 2021 totaled $40,170. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO or Marcum for consultations concerning financial accounting and reporting standards for the period from January 27, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay BDO or Marcum for tax planning and tax advice for the period from January 27, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay BDO or Marcum for other services for the period from January 27, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be found on the SEC’s website at www.sec.gov.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on March 19, 2021. (File No. 333-254505))
4.2*	Description of Registrant’s Securities.
10.1	Private Placement Shares Purchase Agreement between the Company and TCV Acquisition Holdings 2, L.P. (1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders. (1)
10.4	Letter Agreement between the Company, TCV Acquisition Holdings, L.P., TCV Acquisition Holdings 2, L.P. and each of the officers and directors of the Company. (1)
10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company. (1)
10.6
Promissory Note, dated as of January 29 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1, filed on March 19, 2021. (File No. 333-254505))

10.7
Promissory Note Assignment Agreement, dated February 23, 2021, between the Former Sponsor and the Sponsor. (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1, filed on March 19, 2021. (File No. 333-254505))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 19, 2021 (File No. 001-40327) and incorporated by reference herein.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2022	TCV ACQUISITION CORP.

By: /s/ Frederic Fenton
	Name:	Frederic Fenton
	Title:	President

Signature	Title	Date

/s/ Jon Reynolds Jr.	Co-Chief Executive Officer	March 28, 2022
Jon Reynolds Jr.	(Principal Executive Officer)

/s/ Christopher Marshall	Co-Chief Executive Officer	March 28, 2022
Christopher Marshall	(Principal Executive Officer)

/s/ Erez Elisha	Chief Financial Officer	March 28, 2022
Erez Elisha	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jay Hoag	Chairman	March 28, 2022
Jay Hoag

/s/ Kathleen Mitic	Director	March 28, 2022
Kathleen Mitic

/s/ Tayloe Stansbury	Director	March 28, 2022
Tayloe Stansbury

TCV ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TCV Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TCV Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ equity, and cash flows for the period from January 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 28, 2022

TCV ACQUISITION CORP.
 BALANCE SHEET
December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$621,420
Prepaid expenses	563,037
Total current assets	1,184,457
Non-current prepaid expenses	143,897
Marketable securities held in Trust Account	400,022,668
Total Assets	$401,351,022

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Equity
Current liabilities:
Accounts payable	$300
Accrued professional fees	68,838
Accrued offering costs	70,000
Total current liabilities	139,138
Deferred underwriting commissions	14,000,000
Total liabilities	14,139,138

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares subject to possible redemption at $10.00 per share at accreted value	384,977,314

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	2,939,363
Accumulated deficit	(705,903)
Total shareholders' equity	2,234,570
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Equity	$401,351,022

The accompanying notes are an integral part of these financial statements.

TCV ACQUISITION CORP.
STATEMENT OF OPERATIONS
For the period from January 27, 2021 (inception) through December 31, 2021

General and administrative expenses	$728,634
Loss from operations	(728,634)
Other income:
Dividend and interest income	22,731
Net loss	$(705,903)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	30,678,466

Basic and dilued net loss per share, Class A ordinary shares subject to possible redemption (See Note 2)	$(0.02)

Weighted average shares outstanding of Class A ordinary shares	843,658

Basic and dilued net loss per share, Class A ordinary shares (See Note 2)	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	9,708,702

Basic and diluted net loss per share, Class B ordinary shares (See Note 2)	$(0.02)

The accompanying notes are an integral part of the financial statements.

TCV ACQUISITION CORP.
STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
For the period from January 27, 2021 (inception) through December 31, 2021

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 27, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	40,000,000	376,892,787	1,100,000	110	-	-	10,999,890	-	11,000,000
Accretion of Class A ordinary shares to accreted value	-	8,084,527	-	-	-	-	(8,084,527)	-	(8,084,527)
Net loss	-	-	-	-	-	-	-	(705,903)	(705,903)
Balance - December 31, 2021	40,000,000	$384,977,314	1,100,000	$110	10,000,000	$1,000	$2,939,363	$(705,903)	$2,234,570

The accompanying notes are an integral part of the financial statements.

TCV ACQUISITION CORP.
STATEMENT OF CASH FLOWS
For the period from January 27, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(705,903)
Dividends and interest earned in Trust Account	(22,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(706,934)
Accounts payable	300
Accrued professional fees	68,838
Net cash used in operating activities	(1,366,367)

Cash Flows from Investing Activities:
Investments in marketable securities held in Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable - related party	109,140
Payment of note payable - related party	(109,140)
Proceeds from Initial Public Offering	400,000,000
Proceeds from Private Placement Shares	11,000,000
Payment of offering costs	(9,037,213)
Proceeds from issuance of Class B shares	25,000
Net cash provided by financing activities	401,987,787

Net change in cash	621,420

Cash - beginning of the period	-
Cash - end of the period	$621,420

Supplemental disclosure of noncash investing and financing activities:
Accrued offering costs	$70,000
Deferred underwriting commissions	$14,000,000
Accretion of Class A ordinary shares to accreted value	$8,084,527

The accompanying notes are an integral part of the financial statements.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

All activity for the period from January 27, 2021 (inception) through December 31, 2021 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination.  The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Liquidity and capital resources

On April 16, 2021, the Company consummated its Initial Public Offering and raised proceeds from a private placement (see Note 4) at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, ongoing professional fees, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and treasury notes in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash equivalents in short-term investments as of December 31, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, approximates the carrying amounts represented in the balance sheet due to the short term nature of these amounts.

Marketable Securities Held in Trust Account

As of December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed by the U.S. Treasury. These securities are presented on the Balance Sheet at fair value at the end of each reporting period. Earnings on these securities is included in dividends and interest income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares issued as part of the initial public offering contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. For the period from inception through December 31, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $8.1 million.

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2021 is as follows:

Gross proceeds	$400,000,000
Issuance costs	(23,107,213)
Accretion	8,084,527
$384,977,314

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to approximately $23.1 million were accounted for as a reduction to the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the period from January 27, 2021 (inception) through December 31, 2021, were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters on April 16, 2021 (see Note 5). The Company’s Statement of Operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per ordinary share is as follows:

For the period from January 27, 2021 (inception) through December 31, 2021	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	(525,239)	(14,444)	(166,220)
Net loss per ordinary share	$(525,239)	$(14,444)	$(166,220)

Weighted average shares outstanding, basic and diluted	30,678,466	843,658	9,708,702

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)

Income taxes

The Company accounts for income taxes using the asset and liability approach. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the period from inception to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. As of December 31, 2021, the Company  does not have, and does not expect to have, unrecognized tax benefits over the next twelve months.

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This guidance changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments.  This guidance also modifies the guidance on diluted earnings per share calculations.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company is currently evaluating the impact of this ASU on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares was not exercised in full by the underwriters, so that the Founder Shares would represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering.  The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Founder Shares are no longer subject to forfeiture.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”).  Additionally, if we complete a Business Combination, the  Sponsor or an affiliate of the sponsor or certain of our officers and directors, may, but are not obligated, to loan us funds (“Working Capital Loans”) as may be required. If the Company completes a Business Combination, the Company will repay any Working Capital Loans or loan drawn under the Sponsor Commitment (collectively, the “Loans”) out of the proceeds of the Trust Account released to the Company. Otherwise, any Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the any Loans, but no proceeds held in the Trust Account may be used to repay the any Loans. The Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such loan may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares will be identical to the Private Placement Shares. Except for the foregoing, the terms of such Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Loans.

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

The underwriters were entitled to an underwriting discount of $0.20 per share, or $8.0 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $14.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 41,100,000 Class A ordinary shares issued and outstanding, including 1,100,000 in Private Placement Shares and 40,000,000 in Public Shares subject to possible redemption.  The Public Shares are classified as temporary equity, outside of the stockholders’ equity section of the balance sheet. The Private Placement Shares are not subject to redemption and as a result, have been classified as permanent equity on the balance sheet.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Company identified an immaterial error in the amount of redeemable Class A ordinary shares classified in temporary equity within the audited balance sheet as of April 16, 2021, included in the Company's Form 8-K, filed on April 22, 2021.  The impact of the error was an approximately $6.0 million overstatement of Class A ordinary shares subject to possible redemption included within temporary equity and an approximately $6.0 million understatement of total stockholders’ equity.  The financial statements for the period ended December 31, 2021, have been adjusted to reflect the corrected balances.  Management has evaluated the materiality of the misstatement based on an analysis of quantitative and qualitative factors and concluded they were not material to the audited balance sheet as of April 16, 2021, individually or in aggregate.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of such Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the closing of a Business Combination, the Company may by Ordinary Resolution of the holders of the Class B Shares appoint any person to be a Director or may by Ordinary Resolution of the holders of the Class B Shares remove any Director. For the avoidance of doubt, prior to the closing of a Business Combination, holders of Class A Shares shall have no right to vote on the appointment or removal of any Director.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement shares issued to the Sponsor, its affiliates or any member of our management team, including upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$400,022,668	$-	$-	$400,022,668

There were no transfers to/from Level 1, 2 and 3 assets during the period January 27, 2021 (inception) through December 31, 2021.