Form 10-Q
period 2022-03-31
TCV Acquisition Corp.
filed 2022-05-13
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TCV ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$496,004	$621,420
Prepaid expenses	586,347	563,037
Total current assets	1,082,351	1,184,457
Non-current prepaid expenses	11,959	143,897
Marketable securities held in Trust Account	400,062,782	400,022,668
Total Assets	$401,157,092	$401,351,022

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$-	$300
Due to affiliates	37,857	-
Accrued professional fees	179,961	68,838
Accrued offering costs	70,000	70,000
Total current liabilities	287,818	139,138
Deferred underwriting commissions	14,000,000	14,000,000
Total liabilities	14,287,818	14,139,138

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares subject to possible redemption at $10.00 per share at accreted value	387,847,755	384,977,314

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	68,922	2,939,363
Accumulated deficit	(1,048,513)	(705,903)
Total shareholders' equity (deficit)	(978,481)	2,234,570
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Equity (Deficit)	$401,157,092	$401,351,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2022	For the period from January 27, 2021 (inception) - March 31, 2021

General and administrative expenses	$382,758	$5,187
Loss from operations	(382,758)	(5,187)
Other income:
Dividend and interest income	40,148	-
Net loss	$(342,610)	$(5,187)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	40,000,000	-

Basic and dilued net loss per share, Class A ordinary shares subject to possible redemption (See Note 2)	$(0.01)	$-

Weighted average shares outstanding of Class A ordinary shares	1,100,000	-

Basic and dilued net loss per share, Class A ordinary shares (See Note 2)	$(0.01)	$-

Weighted average shares outstanding of Class B ordinary shares	10,000,000	8,750,000

Basic and diluted net loss per share, Class B ordinary shares (See Note 2)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
 CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	40,000,000	$384,977,314	1,100,000	$110	10,000,000	$1,000	$2,939,363	$(705,903)	$2,234,570
Accretion of Class A ordinary shares to accreted value	-	2,870,441	-	-	-	-	(2,870,441)	-	(2,870,441)
Net loss	-	-	-	-	-	-	-	(342,610)	(342,610)
Balance - March 31, 2022	40,000,000	$387,847,755	1,100,000	$110	10,000,000	$1,000	$68,922	$(1,048,513)	$(978,481)

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) - MARCH 31, 2021
	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 27, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net loss	-	-	-	-	-	-	-	(5,187)	(5,187)
Balance - March 31, 2021	-	$-	-	$-	10,000,000	$1,000	$24,000	$(5,187)	$19,813

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2022	For the period from January 27, 2021 (inception) - March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(342,610)	$(5,187)
Dividends and interest earned in Trust Account	(40,114)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through issuance of Class B ordinary shares	-	5,187
Prepaid expenses	108,628	-
Accounts payable	(300)	-
Due to affiliates	37,857	-
Accrued professional fees	111,123	-
Net cash used in operating activities	(125,416)	-

Cash Flows from Financing Activities:
Proceeds from note payable - related party	-	109,140
Payment of note payable - related party	-	(109,140)
Net cash provided by financing activities	-	-

Net change in cash	(125,416)	-

Cash - beginning of the period	621,420	-
Cash - end of the period	$496,004	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$70,000	$642,423
Accretion of Class A ordinary shares to accreted value	$2,870,441	$-
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$19,813

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
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

All activity for the period from January 27, 2021 (inception) through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination.  The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
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
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, along with the rising conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 28, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and treasury notes in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage or Securities Investor Protection Coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash equivalents in short-term investments as of March 31, 2022 and December 31, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, approximates the carrying amounts represented in the balance sheets due to the short term nature of these amounts.

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed by the U.S. Treasury. These securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividends and interest income in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares issued as part of the initial public offering contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. For the three months ended March 31, 2022 and for the period from January 27, 2021 (inception) through March 31, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $2.9 million and $0, respectively.

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2022 is as follows:

Gross proceeds	$400,000,000
Issuance costs	(23,107,213)
Accretion	10,954,968
$387,847,755

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

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the period from January 27, 2021 (inception) through March 31, 2021, were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the over-allotment option was exercised in full by the underwriters on April 16, 2021. The Company’s condensed statements of operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income/(loss) per ordinary share.

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
A reconciliation of net loss per ordinary share is as follows:

For the three months ended March 31, 2022	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	(268,188)	(7,375)	(67,047)
Net loss per ordinary share	$(268,188)	$(7,375)	$(67,047)

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)

For the period from January 27, 2021 (inception) through March 31, 2021	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	-	-	(5,187)
Net loss per ordinary share	$-	$-	$(5,187)

Weighted average shares outstanding, basic and diluted	-	-	8,750,000

Basic and diluted net loss per ordinary share	$-	$-	$(0.00)

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

For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the three months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. As of March 31, 2022, the Company does not have, and does not expect to have, unrecognized tax benefits over the next twelve months.

Recent accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments.  This guidance also modifies the guidance on diluted earnings per share calculations.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). Additionally, if the Company completes a Business Combination, the Sponsor or an affiliate of the sponsor or certain of our officers and directors, may, but are not obligated to loan us funds (“Working Capital Loans”) as may be required. If the Company completes a Business Combination, the Company will repay any Working Capital Loans or loan drawn under the Sponsor Commitment (collectively, the “Loans”) out of the proceeds of the Trust Account released to the Company. Otherwise, any Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any Loans, but no proceeds held in the Trust Account may be used to repay the Loans. The Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such loan may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares will be identical to the Private Placement Shares. Except for the foregoing, the terms of such Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Loans.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021 there were 41,100,000 Class A ordinary shares issued and outstanding, including 1,100,000 in Private Placement Shares and 40,000,000 in Public Shares subject to possible redemption.  The Public Shares are classified as temporary equity, outside of the stockholders’ equity section of the balance sheets. The Private Placement Shares are not subject to redemption and as a result, have been classified as permanent equity on the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of such Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
(unaudited)
NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

As of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$400,062,782	$-	$-	$400,062,782

As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$400,022,668	$-	$-	$400,022,668

There were no transfers to/from Level 1, 2 and 3 assets during the three months ended March 31, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended March 31, 2022, we had net losses of $343 thousand which consisted primarily of insurance expense and professional fees offset by dividend and interest income.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $496 thousand. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

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

As of March 31, 2022, a total of $400.0 million was placed in the Trust Account, and we had $496 thousand of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting fees, $14.0 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on May 5, 2022, our Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). In addition, if we complete a Business Combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors, may, but are not obligated, to loan us funds as may be required. We may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2.0 million of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. The Company has until April 16, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus from our Initial Public Offering filed with the SEC on April 13, 2021 and the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

TCV ACQUISITION CORP.

Date: May 13, 2022		/s/ Jon Reynolds, Jr.
	Name:	Jon Reynolds, Jr.
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: May 13, 2022		/s/ Christopher Marshall
	Name:	Christopher Marshall
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: May 13, 2022		/s/ Erez Elisha
	Name:	Erez Elisha
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)