Form 10-Q
period 2022-06-30
TCV Acquisition Corp.
filed 2022-08-12
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED AND SIX MONTHS ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Condensed Financial Statements (unaudited)
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2022 and June 30, 2021 and for the Six Months ended June 30, 2022 and For the Period from Januanry 27, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2022 and For the Period from January 27, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and For the Period from January 27, 2021 (inception) through June 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	21

TCV ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,050	$621,420
Prepaid expenses	447,071	563,037
Marketable securities held in Trust Account	400,602,948	-
Total current assets	401,309,069	1,184,457
Marketable securities held in Trust Account	-	400,022,668
Non-current prepaid expenses	-	143,897
Total Assets	$401,309,069	$401,351,022

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$-	$300
Due to affiliates	37,900	-
Accrued professional fees	120,882	68,838
Accrued offering costs	-	70,000
Deferred underwriting commissions	14,000,000	-
Total current liabilities	14,158,782	139,138
Deferred underwriting commissions	-	14,000,000
Total liabilities	14,158,782	14,139,138

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares subject to possible redemption at $10.00 per share at accreted value	391,270,736	384,977,314

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	-	2,939,363
Accumulated deficit	(4,121,559)	(705,903)
Total shareholders’ equity (deficit)	(4,120,449)	2,234,570
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$401,309,069	$401,351,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from January 27, 2021 (inception) through June 30, 2021

General and administrative expenses	$259,404	$244,726	$642,162	$249,913
Loss from operations	(259,404)	(244,726)	(642,162)	(249,913)
Other income:
Dividend and interest income	540,417	9,095	580,565	9,095
Net income (loss)	$281,013	$(235,631)	$(61,597)	$(240,818)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	40,000,000	33,406,593	40,000,000	19,612,903

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption (See Note 2)	$0.04	$(0.01)	$0.03	$(0.01)

Weighted average shares outstanding of Class A ordinary shares	1,100,000	918,681	1,100,000	539,355

Basic and diluted net income (loss) per share, Class A ordinary shares (See Note 2)	$0.01	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	10,000,000	9,793,956	10,000,000	9,362,903

Basic and diluted net income (loss) per share, Class B ordinary shares (See Note 2)	$0.01	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	40,000,000	$384,977,314	1,100,000	$110	10,000,000	$1,000	$2,939,363	$(705,903)	$2,234,570
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	-	-	-	-	-
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	-	-	-	-	-	-	-	-	-
Accretion of Class A ordinary shares to accreted value	-	2,870,441	-	-	-	-	(2,870,441)	-	(2,870,441)
Net income (loss)	-	-	-	-	-	-	-	(342,610)	(342,610)
Balance - March 31, 2022 (unaudited)	40,000,000	$387,847,755	1,100,000	$110	10,000,000	$1,000	$68,922	$(1,048,513)	$(978,481)
Accretion of Class A ordinary shares to accreted value	-	3,422,981	-	-	-	-	(68,922)	(3,354,059)	(3,422,981)
Net income (loss)	-	-	-	-	-	-	-	281,013	281,013
Balance - June 30, 2022 (unaudited)	40,000,000	$391,270,736	1,100,000	$110	10,000,000	$1,000	$-	$(4,121,559)	$(4,120,449)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 27, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net income (loss)	-	-	-	-	-	-	-	(5,187)	(5,187)
Balance - March 31, 2021 (unaudited)	-	$-	-	$-	10,000,000	$1,000	$24,000	$(5,187)	$19,813
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	40,000,000	376,892,787	1,100,000	110	-	-	10,999,890	-	11,000,000
Accretion of Class A ordinary shares to accreted value	-	2,340,000	-	-	-	-	(2,340,000)	-	(2,340,000)
Net income (loss)	-	-	-	-	-	-	-	(235,631)	(235,631)
Balance - June 30, 2021 (unaudited)	40,000,000	$379,232,787	1,100,000	$110	10,000,000	$1,000	$8,683,890	$(240,818)	$8,444,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2022	For the period from January 27, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(61,597)	$(240,818)
Dividends and interest earned in Trust Account	(580,280)	(9,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	259,863	(920,100)
Accounts payable	(300)	380
Due to affiliates	37,900	-
Accrued professional fees	52,044	42,233
Net cash used in operating activities	(292,370)	(1,127,375)

Cash Flows from Investing Activities:
Investments in marketable securities held in Trust Account	-	(400,000,000)
Net cash used in investing activities	-	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable - related party	-	109,140
Payment of note payable - related party	-	(109,140)
Proceeds from Initial Public Offering	-	411,000,000
Proceeds from Private Placement Shares	-	-
Payment of offering costs	(70,000)	(8,897,494)
Proceeds from issuance of Class B shares	-	25,000
Net cash used in financing activities	(70,000)	402,127,506

Net change in cash	(362,370)	1,000,131

Cash - beginning of the period	621,420	-
Cash - end of the period	$259,050	$1,000,131

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$209,719
Accretion of Class A ordinary shares to accreted value	$6,293,422	$-
Deferred underwriting commissions	$-	$14,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
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

All activity for the period from January 27, 2021 (inception) through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination.  The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2022
(unaudited)
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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
Liquidity and capital resources

On April 16, 2021, the Company consummated its Initial Public Offering and raised proceeds from a private placement (see Note 4) at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. As of June 30, 2022, a total of $400.6 million was in the Trust Account, and we had $0.3 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on July 29, 2022, our Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (see Note 5). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, ongoing professional fees, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, along with the rising conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash equivalents in short-term investments as of June 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed by the U.S. Treasury. These securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividends and interest income in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares issued as part of the initial public offering contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. For the six months ended June 30, 2022 and for the period from January 27, 2021 (inception) through June 30, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $6.3 million and $2.3 million, respectively. For the three months ended June 30, 2022 and June 30, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $3.4 million and $2.3 million, respectively.

The reconciliation of Class A ordinary shares subject to possible redemption as of June 30, 2022 is as follows:

Gross proceeds	$400,000,000
Issuance costs	(23,107,213)
Accretion	14,377,949
$391,270,736

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2021 is as follows:

Gross proceeds	$400,000,000
Issuance costs	(23,107,213)
Accretion	8,084,527
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

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three months ended June 30, 2021 and January 27, 2021 (inception) through June 30, 2021, were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the overallotment option was exercised in full by the underwriters on April 16, 2021. The Company’s condensed statements of operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income (loss) per ordinary share.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net income (loss) per ordinary share is as follows:

For the three months ended June 30, 2022	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	$219,971	$6,049	$54,993
Redemption amount in excess of fair value	1,270,736	-	-
Net income (loss) per ordinary share	$1,490,707	$6,049	$54,993

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.04	$0.01	$0.01

For the three months ended June 30, 2021	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	$(178,417)	$(4,906)	$(52,307)
Net income (loss) per ordinary share	$(178,417)	$(4,906)	$(52,307)

Weighted average shares outstanding, basic and diluted	33,406,593	918,681	9,793,956

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.01)

For the six months ended June 30, 2022	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	$(48,217)	$(1,326)	$(12,054)
Redemption amount in excess of fair value	1,270,736	-	-
Net income (loss) per ordinary share	$1,222,519	$(1,326)	$(12,054)

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.03	$(0.00)	$(0.00)

For the period from January 27, 2021 (inception) through June 30, 2021	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable losses	$(160,024)	$(4,401)	$(76,393)
Net income (loss) per ordinary share	$(160,024)	$(4,401)	$(76,393)

Weighted average shares outstanding, basic and diluted	19,612,903	539,355	9,362,903

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.01)

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

For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits for the three months ended June 30, 2022 and June 30, 2021 and for the six months ended June 30, 2022 and for the period from January 27, 2021 (inception) through June 30, 2021. No amounts were accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. As of June 30, 2022, the Company does not have, and does not expect to have, unrecognized tax benefits over the next twelve months.

Recent accounting standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments.  This guidance also modifies the guidance on diluted earnings per share calculations.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING (“IPO”)

On April 16, 2021, the Company consummated its IPO of 40,000,000 Public Shares, including the 5,000,000 Public Shares as a result of the underwriters’ full exercise of their overallotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $23.1 million, of which $14.0 million was for deferred underwriting commissions.

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

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on July 29, 2022, the Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). Additionally, if the Company completes a Business Combination, the Sponsor or an affiliate of the sponsor or certain of our officers and directors, may, but are not obligated to loan us funds (“Working Capital Loans”) as may be required. If the Company completes a Business Combination, the Company will repay any Working Capital Loans or loan drawn under the Sponsor Commitment (collectively, the “Loans”) out of the proceeds of the Trust Account released to the Company. Otherwise, any Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any Loans, but no proceeds held in the Trust Account may be used to repay the Loans. The Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such loan may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares will be identical to the Private Placement Shares. Except for the foregoing, the terms of such Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Loans.

Due to Affiliates

Due to affiliates represents expenses paid by affiliates of the Sponsor on behalf of the Company. As of June 30, 2022, the Company had $38 thousand due to affiliates. As of December 31, 2021, the Company had no amounts due to affiliates.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021 there were 41,100,000 Class A ordinary shares issued and outstanding, including 1,100,000 in Private Placement Shares and 40,000,000 in Public Shares subject to possible redemption.  The Public Shares are classified as temporary equity, outside of the stockholders’ equity section of the balance sheets. The Private Placement Shares are not subject to redemption and as a result, have been classified as permanent equity on the balance sheets.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of such Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

As of June 30, 2022:
Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$400,602,948	$-	$-	$400,602,948

As of December 31, 2021:
Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$400,022,668	$-	$-	$400,022,668

There were no transfers to/from Level 1, 2 and 3 assets as of June 30, 2022 or December 31, 2021 or during the three months ended June 30, 2022 and June 30, 2021 and for the six months ended June 30, 2022 and for the period from January 27, 2021 (inception) through June 30, 2021.

NOTE 9. STOCK-BASED COMPENSATION

On June 8, 2022, the Sponsor transferred 75,000 shares of Class B common stock to an independent director nominee as compensation for her service on the board of directors. The award will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the date of an Initial Business Combination. As the share award would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would not be recognized until the closing of the initial business combination is considered probable. As of June 30, 2022, no stock-based compensation expense has been recognized.

The fair value of the Class B common stock on the grant date was approximately $4.14 per share. The valuation performed by the Company determined the fair value of the Class B common stock on the date of grant based on the fair value of the Class A shares discounted for a) the probability of a successful business combination, and b) the lack of marketability. The aggregate grant date fair value of the award amounted to approximately $0.3 million.

TCV ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
(unaudited)
A summary of the restricted stock award and restricted unit activity for six months ended June 30, 2022 is as follows:

Number of Shares
Unvested Shares Outstanding at January 1, 2022	-
Granted	75,000
Forfeited	-
Vested	-
Unvested Outstanding at June 30, 2022	75,000

There were no restricted stock awards or restricted unit activity during the three months ended June 30, 2021 and for the period from January 27, 2021 (inception) through June 30, 2021.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2021 and the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 28, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three and six months ended June 30, 2022, we had net income of $0.3 million and net loss of $62 thousand, respectively, which consisted primarily of insurance expense and professional fees offset by dividend and interest income. For the three months ended June 30, 2021 and the period from January 27, 2021 (inception) through June 30, 2021, we had net losses of $0.2 million and $0.2 million, respectively, which consisted primarily of insurance expense and professional fees offset by dividend and interest income.

Liquidity and Capital Resources

As of June 30, 2022, a total of $400.6 million was in the Trust Account, and we had $0.3 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting fees, $14.0 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on July 29, 2022, our Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). In addition, if we complete a Business Combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors, may, but are not obligated, to loan us funds as may be required. We may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2.0 million of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, along with the rising conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Accounting Estimates

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report include any of the risks described in our final prospectus from our Initial Public Offering filed with the SEC on April 13, 2021 and the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The risk factor disclosure in our 2021 Annual Report on Form 10-K filed with the SEC on March 28, 2022, set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the  Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

TCV ACQUISITION CORP.

Date: August 12, 2022		/s/ Jon Reynolds, Jr.
	Name:	Jon Reynolds, Jr.
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: August 12, 2022		/s/ Christopher Marshall
	Name:	Christopher Marshall
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: August 12, 2022		/s/ Erez Elisha
	Name:	Erez Elisha
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)