Form 10-Q
period 2022-09-30
TCV Acquisition Corp.
filed 2022-11-14
CIK 1845580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 41,100,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCV ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Condensed Financial Statements (Unaudited)
Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	2
Condensed Statements of Operations for the Three Months Ended September 30, 2022 and September 30, 2021 and for the Nine Months Ended September 30, 2022 and For the Period from January 27, 2021 (inception) through September 30, 2021	3
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2022 and For the Period from January 27, 2021 (inception) through September 30, 2021	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period from January 27, 2021 through September 30, 2021	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	22

TCV ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,535	$621,420
Prepaid expenses	313,642	563,037
Marketable securities held in Trust Account	402,408,485	-
Total current assets	402,900,662	1,184,457
Marketable securities held in Trust Account	-	400,022,668
Non-current prepaid expenses	-	143,897
Total Assets	$402,900,662	$401,351,022

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$-	$300
Due to affiliates	39,757	-
Accrued professional fees	220,688	68,838
Accrued offering costs	-	70,000
Deferred underwriting commissions	14,000,000	-
Total current liabilities	14,260,445	139,138
Deferred underwriting commissions	-	14,000,000
Total liabilities	14,260,445	14,139,138

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares subject to possible redemption at $10.00 per share at accreted value	396,012,434	384,977,314

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	-	2,939,363
Accumulated deficit	(7,373,327)	(705,903)
Total shareholders’ equity (deficit)	(7,372,217)	2,234,570
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$402,900,662	$401,351,022

The accompanying notes are an integral part of these unaudited financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the period from January 27, 2021
	September 30, 2022	September 30, 2021	September 30, 2022	(inception) through September 30, 2021

General and administrative expenses	$316,152	$261,086	$958,314	$510,999
Loss from operations	(316,152)	(261,086)	(958,314)	(510,999)
Other income:
Dividend and interest income	1,806,082	5,168	2,386,647	14,263
Net income (loss)	$1,489,930	$(255,918)	$1,428,333	$(496,736)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	40,000,000	40,000,000	40,000,000	27,206,478

Basic and dilued net income (loss) per share, Class A ordinary shares subject to possible redemption (See Note 2)	$0.10	$(0.01)	$0.13	$(0.01)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	1,100,000	1,100,000	1,100,000	748,178

Basic and diluted net income (loss) per share, Class A ordinary shares (See Note 2)	$0.03	$(0.01)	$0.03	$(0.01)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000	10,000,000	9,600,202

Basic and diluted net income (loss) per share, Class B ordinary shares (See Note 2)	$0.03	$(0.01)	$0.03	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	40,000,000	$384,977,314	1,100,000	$110	10,000,000	$1,000	$2,939,363	$(705,903)	$2,234,570
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	-	-	-	-	-
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	-	-	-	-	-	-	-	-	-
Accretion of Class A ordinary shares to accreted value	-	2,870,441	-	-	-	-	(2,870,441)	-	(2,870,441)
Net income (loss)	-	-	-	-	-	-	-	(342,610)	(342,610)
Balance - March 31, 2022	40,000,000	387,847,755	1,100,000	110	10,000,000	1,000	68,922	(1,048,513)	(978,481)
Accretion of Class A ordinary shares to accreted value	-	3,422,981	-	-	-	-	(68,922)	(3,354,059)	(3,422,981)
Net income (loss)	-	-	-	-	-	-	-	281,013	281,013
Balance - June 30, 2022	40,000,000	391,270,736	1,100,000	110	10,000,000	1,000	-	(4,121,559)	(4,120,449)
Accretion of Class A ordinary shares to accreted value	-	4,741,698	-	-	-	-	-	(4,741,698)	(4,741,698)
Net income (loss)	-	-	-	-	-	-	-	1,489,930	1,489,930
Balance - September 30, 2022	40,000,000	$396,012,434	1,100,000	$110	10,000,000	$1,000	$-	$(7,373,327)	$(7,372,217)

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
FROM THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 27, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	10,000,000	1,000	24,000	-	25,000
Net income (loss)	-	-	-	-	-	-	-	(5,187)	(5,187)
Balance - March 31, 2021	-	-	-	-	10,000,000	1,000	24,000	(5,187)	19,813
Issuance of Class A ordinary shares, net of $23,107,213 issuance costs	40,000,000	376,892,787	1,100,000	110	-	-	10,999,890	-	11,000,000
Accretion of Class A ordinary shares to accreted value	-	2,340,000	-	-	-	-	(2,340,000)	-	(2,340,000)
Net income (loss)	-	-	-	-	-	-	-	(235,631)	(235,631)
Balance - June 30, 2021	40,000,000	379,232,787	1,100,000	110	10,000,000	1,000	8,683,890	(240,818)	8,444,182
Accretion of Class A ordinary shares to accreted value	-	2,864,436	-	-	-	-	(2,864,436)	-	(2,864,436)
Net income (loss)	-	-	-	-	-	-	-	(255,918)	(255,918)
Balance - September 30, 2021	40,000,000	$382,097,223	1,100,000	$110	10,000,000	$1,000	$5,819,454	$(496,736)	$5,323,828

The accompanying notes are an integral part of these unaudited financial statements.

TCV ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended	For the period from January 27, 2021
	September 30, 2022	(inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,428,333	$(496,736)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends and interest earned in Trust Account	(2,385,817)	(14,217)
Changes is operating assets and liabilities:
Prepaid expenses	393,292	(854,548)
Accounts payable	(300)	25,915
Due to affiliates	39,757	-
Accrued professional fees	151,850	69,635
Net cash used in operating activities	(372,885)	(1,269,951)

Cash Flows from Investing Activities:
Investments in marketable securities held in Trust Account	-	(400,000,000)
Net cash used in investing activities	-	(400,000,000)

Cash Flows from Financing Activities:
Payment of offering costs	(70,000)	(9,006,313)
Proceeds from note payable - related party	-	109,140
Payment of note payable - related party	-	(109,140)
Proceeds from Initial Public Offering	-	400,000,000
Proceeds from Private Placement Shares	-	11,000,000
Proceeds from issuance of Class B shares	-	25,000
Net cash (used in) provided by financing activities	(70,000)	402,018,687

Net change in cash	(442,885)	748,736

Cash - beginning of the period	621,420	-
Cash - end of the period	$178,535	$748,736

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares to accreted value	$11,035,120	$5,204,436
Deferred offering costs included in accrued expenses	$-	$100,900
Deferred underwriting commissions	$-	$14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

All activity for the period from January 27, 2021 (inception) through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”) and looking for a business combination.  The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(unaudited)
Liquidity and capital resources

On April 16, 2021, the Company consummated its Initial Public Offering and raised proceeds from a private placement (see Note 4) at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. As of September 30, 2022, a total of $402.4 million was in the Trust Account, and we had $0.2 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Based on our available cash and our anticipated expenses, we may not have sufficient cash to pay our obligations as they become due for at least the next twelve months. As such, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. As a result and in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on October 26, 2022, our Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (see Note 5). The loan commitment from the sponsor sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or the end of the Combination Period. Over this time period, the Company will be using these funds for paying existing accounts payable, ongoing professional fees, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The Company’s business could be also impacted by downturns in the financial markets or in economic conditions, inflation, increases in interest rates. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business.

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

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(unaudited)
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash equivalents in short-term investments as of September 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are comprised solely of cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed by the U.S. Treasury. These securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividends and interest income in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(unaudited)
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares issued as part of the initial public offering contain certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity and are accreted from the initial carrying amount to the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using the effective interest method. For the nine months ended September 30, 2022 and for the period from January 27, 2021 (inception) through September 30, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $11.0 million and $5.2 million, respectively. For the three months ended September 30, 2022 and September 30, 2021, the accretion for the Class A ordinary shares subject to possible redemption was approximately $4.7 million and $2.9 million, respectively.

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2022 is as follows:

Gross proceeds	$400,000,000
Issuance costs	(23,107,213)
Accretion	19,119,647
$396,012,434

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2021 is as follows:

Gross proceeds	$400,000,000
Issuance costs	(23,107,213)
Accretion	8,084,527
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

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(unaudited)
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

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for January 27, 2021 (inception) through September 30, 2021, were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that were subject to forfeiture until the overallotment option was exercised in full by the underwriters on April 16, 2021. The Company’s condensed statements of operations include a presentation of loss per ordinary share subject to redemption in a manner similar to the two-class method of loss per share. With respect to the accretion of the Class A Shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has elected to treat only the portion of the accretion that reflects a redemption in excess of fair value in the same manner as dividends in the calculation of net income (loss) per ordinary share.

As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net income (loss) per ordinary share is as follows:

For the three months ended September 30, 2022	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable income (losses)	$1,166,286	$32,073	$291,571
Redemption amount in excess of fair value	2,741,698	-	-
Net income (loss) per ordinary share	$3,907,984	$32,073	$291,571

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.03	$0.03

For the nine months ended September 30, 2022	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable income (losses)	$1,118,069	$30,747	$279,517
Redemption amount in excess of fair value	4,012,434	-	-
Net income (loss) per ordinary share	$5,130,503	$30,747	$279,517

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.13	$0.03	$0.03

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(unaudited)
For the three months ended September 30, 2021	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable income (losses)	$(200,327)	$(5,509)	$(50,082)

Net income (loss) per ordinary share	$(200,327)	$(5,509)	$(50,082)

Weighted average shares outstanding, basic and diluted	40,000,000	1,100,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.01)

For the period from January 27, 2021 (inception) through September 30, 2021	Class A ordinary shares subject to possible redemption	Class A ordinary shares	Class B ordinary shares
Allocation of undistributable income (losses)	$(359,859)	$(9,896)	$(126,981)

Net income (loss) per ordinary share	$(359,859)	$(9,896)	$(126,981)

Weighted average shares outstanding, basic and diluted	27,206,478	748,178	9,600,202

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.01)

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

For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits for the three months ended September 30, 2022 and September 30, 2021 and for the nine months ended September 30, 2022 and for the period from January 27, 2021 (inception) through September 30, 2021. No amounts were accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. As of September 30, 2022, the Company does not have, and does not expect to have, unrecognized tax benefits over the next twelve months.

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”.  This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments.  This guidance also modifies the guidance on diluted earnings per share calculations.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on October 26, 2022, the Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). Additionally, if the Company completes a Business Combination, the Sponsor or an affiliate of the sponsor or certain of our officers and directors, may, but are not obligated to loan us funds (“Working Capital Loans”) as may be required. If the Company completes a Business Combination, the Company will repay any Working Capital Loans or loan drawn under the Sponsor Commitment (collectively, the “Loans”) out of the proceeds of the Trust Account released to the Company. Otherwise, any Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any Loans, but no proceeds held in the Trust Account may be used to repay the Loans. In the event the Company does not have funds sufficient to repay the loan in full upon a liquidation, the Sponsor will waive the balance that exceeds cash available for repayment. The Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such loan may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares will be identical to the Private Placement Shares. Except for the foregoing, the terms of such Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Loans.

Due to Affiliates

Due to affiliates represents expenses paid by affiliates of the Sponsor on behalf of the Company. As of September 30, 2022, the Company had $40 thousand due to affiliates. As of December 31, 2021, the Company had no amounts due to affiliates.

TCV ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021 there were 41,100,000 Class A ordinary shares issued and outstanding, including 1,100,000 in Private Placement Shares and 40,000,000 in Public Shares subject to possible redemption.  The Public Shares are classified as temporary equity, outside of the stockholders’ equity section of the balance sheets. The Private Placement Shares are not subject to redemption and as a result, have been classified as permanent equity on the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 29, 2021, the Company issued 10,000,000 Class B ordinary shares to the Sponsor. The holders of such Founder Shares agreed to surrender and cancel up to an aggregate of 1,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 16, 2021; thus, these 1,250,000 Class B ordinary shares are no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(unaudited)
NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

As of September 30, 2022:
Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$402,408,485	$-	$-	$402,408,485

As of December 31, 2021:
Description	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$400,022,668	$-	$-	$400,022,668

There were no transfers to/from Level 1, 2 and 3 assets as of September 30, 2022 or December 31, 2021.

NOTE 9. STOCK-BASED COMPENSATION

On June 8, 2022, the Sponsor transferred 75,000 shares of Class B common stock to an independent director nominee as compensation for her service on the board of directors. The award will vest simultaneously with the closing of an initial business combination, provided the director has continuously served on the Company’s board of directors through the closing of such initial business combination. As such, the service period for these awards will start on the date of an Initial Business Combination. As the share awards would vest only upon the consummation on a business combination, the compensation expense in relation to these grants would not be recognized until the closing of the initial business combination is considered probable. As of September 30, 2022, no stock-based compensation expense has been recognized.

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

A summary of the restricted stock award and restricted unit activity for nine months ended September 30, 2022 is as follows:

Number of Shares
Unvested Shares Outstanding at January 1, 2022	-
Granted	75,000
Forfeited	-
Vested	-
Unvested Outstanding at September 30, 2022	75,000

There were no restricted stock awards or restricted unit activity during the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021.

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

For the three and nine months ended September 30, 2022, we had net income of $1.5 million and $1.4 million, respectively, which consisted primarily of dividend and interest income offset by insurance expense and professional fees . For the three months ended September 30, 2021 and the period from January 27, 2021 (inception) through September 30, 2021, we had net losses of $0.3 million and $0.5 million, respectively, which consisted primarily of insurance expense and professional fees offset by dividend and interest income.

Liquidity and Capital Resources

As of September 30, 2022, a total of $402.4 million was in the Trust Account, and we had $0.2 million of cash equivalents held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred approximately $23.1 million in transaction costs, including $8.0 million of underwriting fees, $14.0 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on October 26, 2022, our Sponsor made a noncancelable and irrevocable commitment to provide a loan to the Company of up to $1 million to be drawn over the course of 13 months from the date of the letter (“Sponsor Commitment”). In addition, if we complete a Business Combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors, may, but are not obligated, to loan us funds as may be required. We may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In the event the Company does not have funds sufficient to repay the loan in full upon a liquidation, the Sponsor will waive the balance that exceeds cash available for repayment. Up to $2.0 million of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, along with the rising conflict between Russia and Ukraine, and resulting market volatility. The Company’s business could be also impacted by downturns in the financial markets or in economic conditions, inflation, increases in interest rates. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into U.S. federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased, and thus could cause a reduction in the value of our ordinary shares. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

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

We paid a total of $8.0 million in underwriting commissions and approximately $1.1 million for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $14.0 million in underwriting commissions.

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

TCV ACQUISITION CORP.

Date: November 14, 2022		/s/ Jon Reynolds, Jr.
	Name:	Jon Reynolds, Jr.
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: November 14, 2022		/s/ Christopher Marshall
	Name:	Christopher Marshall
	Title:	Co-Chief Executive Office
(Principal Executive Officer)

Date: November 14, 2022		/s/ Erez Elisha
	Name:	Erez Elisha
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)